Form 10QSB
period 1999-12-31
PARPUTT ENTERPRISES INC
filed 2000-02-09
CIK 1102833

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 1999

                        Commission File Number: 000-24447



                            PARPUTT ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)



                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   88-1446188
                        (IRS Employer Identification No.)

                             12835 E. Arapahoe Road
                               Tower I, Penthouse
                               Englewood, Colorado
                    (Address of principal executive offices)

                                      80112
                                   (Zip Code)

                                 (303) 768-9221
                           (Issuer's Telephone Number)

                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1999, was 500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended December 31, 1999 are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     The Company generated no revenues during the three month period ending December 31, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.


PARPUTT ENTERPRISES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             December 31,     September 30,
                                                 1999             1999
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0
                                              ---------       -----------
SHAREHOLDERS' EQUITY

  Common Stock, $.0001 Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  December 31, 1999 and September 30,
  1999, respectively                          $      50       $        50

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital
    on Common Stock                                 450               450

  Deficit Accumulated During
    the Development Stage                          (500)             (500)
                                              ---------       -----------

Total Shareholders' Equity                    $       0       $         0
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========






PARPUTT ENTERPRISES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the    November 4, 1996
                              Three Months   Three Months    (Inception)
                                  Ended         Ended           Thru
                               December 31,  December 31,    December 31,
                                   1999          1998           1999
                              ------------   ------------   -------------
Revenue                       $          0   $          0   $           0
                              ------------   ------------   -------------
Expenses                                 0              0             500
                              ------------   ------------   -------------
Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $         (500)
                              ============   ============  ==============

Net (Loss) Per Share          $     ($0.00)  $     ($0.00) $       ($0.00)
                              ============   ============  ==============
Common Shares
  Outstanding                      500,000        500,000         500,000
                              ============   ============  ==============





PARPUTT ENTERPRISES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the       For the    November 6, 1996
                                 Three Months   Three Months    (Inception)
                                     Ended          Ended          Thru
                                  December 31,   December 31,   December 31,
                                      1999          1998           1999
                                 ------------   ------------   --------------
Net (Loss) Accumulated During
 The Development Stage           $          0   $          0   $        (500)

Issuance of Common Stock For
 Cash Advances & Services                   0              0             500
                                 ------------   ------------   -------------
Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:

    Issuance of Common Stock                0              0               0
                                 ------------   ------------   -------------
Net Cash Provided
    by Financing Activities                 0              0               0
                                 ------------   ------------   -------------

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $          0   $          0   $           0
                                 ============   ============   =============

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $          0   $          0   $         500
                                 ============   ============   =============




PARPUTT ENTERPRISES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ------------  ------  ----------  -----------  -------
Balance at
  November 4, 1996                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  November 4, 1996 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $   50         450           0       500

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at September
  30, 1997, 1998,
  & 1999                    500,000      50         450        (500)        0

Net (Loss)                                                        0         0
                       ------------  ------  ----------  ----------   -------
Balance at
  December 31, 1999         500,000      50  $      450  $     (500)  $     0
                       ============  ======  ==========  ==========   =======





PARPUTT ENTERPRISES, INC.
Notes to Unaudited Financial Statements
For The Three Month Period Ended December 31, 1999
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim period ended December 31, 1999, were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended December 31, 1999, are not necessarily indicative of the results expected for the fiscal year ended September 30, 2000.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Form 10-SB as filed with the Securities and Exchange Commission and the audited financial statements for the fiscal year ended September 30, 1999, included therein.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARPUTT ENTERPRISES, INC.
                                        (Registrant)

                                        Dated:  February 9, 2000



                                        By:  s/Andrew I. Telsey
                                           --------------------
                                           Andrew I. Telsey,
                                           President

                            PARPUTT ENTERPRISES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................11