Form 10QSB
period 2000-03-31
QUEST NET CORP
filed 2000-06-16
CIK 1102833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: ______.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from December 31, 1999 to March 31,
    2000

Commission file number :000-24447

                                 QUEST NET CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    3001 W. HALLANDALE BEACH BLVD. 2ND FLOOR
                          PEMBROKE PARK, FLORIDA 33009
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (954) 457-0900
                         -------------------------------
                         (Registrant's telephone number)

                            PARPUTT ENTERPRISES, INC.
                             12835 E. ARAPAHOE ROAD
                               TOWER I, PENTHOUSE
                            ENGLEWOOD, COLORADO 80112
                        --------------------------------
                        (Former name and former address)


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of June 15, 2000, 2000: 23,474,309 shares of Common Stock, no par value; and, 30,000 shares of Preferred Convertible Stock, no par value.

                                 QUEST NET CORP.
                         (A Developmental Stage Company)


PART I - FINANCIAL INFORMATION



                                                                                 Page
                                                                                 ----
Condensed Balance Sheet -
      March 31, 2000 and June 30, 1999..........................................   3

Condensed Statement of Operations Three months ended March 31, 2000, and 1999,
      and November 28, 1995 (date of inception) to March 31, 2000...............   4

Condensed Statement of Cash Flows Three months ended March 31, 2000, and 1999,
      and November 28, 1995 (date of inception) to March 31, 2000...............   5


Notes to Condensed Financial Statements ........................................   6

Management's Discussion and Analysis of
Financial Condition and Results.................................................   9

Part II - Other Information

Item 1.    Legal Proceedings....................................................  20

Item 2.    Changes in Securities................................................  21

Item 3.    Defaults Upon Senior Securities......................................  21

Item 4.    Submission of Matters To a Vote of
           Security Holders ....................................................  21

Item 5.    Other Information....................................................  21

Item 6.    Exhibits and Reports on Form 8-K.....................................  24

Signature ......................................................................  25


                                 QUEST NET CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)


                                         ASSETS
CURRENT ASSETS
      Cash ......................................................          $    227,398
      Accounts receivable, net of $867,842 allowance ............                76,906
      Due from acquisition candidate ............................               100,000
      Accounts receivable, other ................................                22,049
      Marketable securities .....................................                86,500
      Other current assets ......................................                30,668
              TOTAL CURRENT ASSETS ..............................               543,521

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of $702,453 ......................             1,579,698

INTANGIBLE ASSETS, net of
      accumulated amortization of $194,163 ......................             1,373,845

DEPOSITS ........................................................               200,126
                                                                           ------------
                                                                           $  3,697,190
                                                                           ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable ..........................................          $    187,002
      Due to officer ............................................               300,000
      Current portion of capital lease payable ..................                11,646
      Accrued expenses ..........................................                71,663
      Accrued payroll taxes .....................................                13,488
              TOTAL CURRENT LIABILITIES .........................               583,799
                                                                           ------------
CAPITAL LEASE PAYABLE ...........................................                43,685
                                                                           ------------

SHAREHOLDERS' EQUITY
      Preferred stock, no par value; 5,000,000 shares authorized;
        300,000 shares issued and outstanding, respectively .....                    --
      Common stock, no par value; 50,000,000 shares authorized;
        23,366,372 shares issued and outstanding ................            16,259,615
        47,000 outstanding common stock warrants ................                 7,191
        10,000 outstanding common stock options .................                25,800
      Additional paid in capital ................................               341,700
      Deficit accumulated during development stage ..............           (13,564,600)
                                                                           ------------
              TOTAL SHAREHOLDERS' EQUITY ........................             3,069,706
                                                                           ------------
                                                                           $  3,697,190
                                                                           ============



       See notes to condensed consolidated unaudited financial statements

                                 QUEST NET CORP.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                 November 28,
                                                                                                                    1995
                                                     For the Three Months Ended     For the Nine Months Ended    (inception)
                                                               March 31,                   March 31,               Through
                                                     ---------------------------   ---------------------------    March 31,
                                                         2000          1999            2000           1999           2000
                                                     ------------   ------------   ------------   ------------   ------------
                                                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
REVENUES ..........................................  $    167,953   $     36,773   $    276,769   $  1,033,426   $  1,346,967

COSTS AND EXPENSES
    Cost of revenue ...............................        85,568         16,523        102,045        678,565        797,133
    Stock based compensation ......................       666,228        956,661      1,334,431      6,388,720      8,363,916
    Bad debt expense ..............................         4,282         12,714          4,282        880,381        897,377
    Salaries and bonuses ..........................       252,675        115,445        651,314        267,715      1,034,474
    Consulting fees, related party ................            --             --             --        135,000        135,000
    General and administrative ....................       711,313        295,876      1,424,821        307,227      2,032,146
    Depreciation and amortization .................       161,134        150,871        576,600        162,496        889,967
    Unauthorized loss on property and equipment ...       655,000             --        655,000             --        655,000
    Loss on disposal of assets ....................            --         28,280             --         28,280         56,559
                                                     ------------   ------------   ------------   ------------   ------------
            TOTAL OPERATING EXPENSES ..............     2,536,200      1,576,369      4,748,493      8,848,383     14,861,572
                                                     ------------   ------------   ------------   ------------   ------------
            OPERATING LOSS ........................    (2,368,248)    (1,539,597)    (4,471,724)    (7,814,958)   (13,514,605)

NON-OPERATING INCOME (EXPENSE)
    Interest expense ..............................        (1,570)        (1,351)       (35,442)        (1,351)       (41,385)
    Interest income ...............................        12,062          4,283         75,989          4,283         84,555
    Penalty for unconsummated acquisition .........      (100,000)            --       (100,000)            --       (100,000)
    Unrealized gain (loss) on marketable securities         4,248             --        (13,503)            --        (13,503)
    Proceeds from settlement ......................            --             --         19,454             --         19,454
    Other, net ....................................       (28,387)            --            884             --            884
                                                     ------------   ------------   ------------   ------------   ------------
            NET LOSS BEFORE INCOME TAXES ..........    (2,481,895)    (1,536,665)    (4,524,342)    (7,812,026)   (13,564,600)
                                                     ------------   ------------   ------------   ------------   ------------
INCOME TAXES ......................................            --             --             --             --             --
                                                     ------------   ------------   ------------   ------------   ------------
            NET LOSS ..............................  $ (2,481,895)  $ (1,536,665)  $ (4,524,342)  $ (7,812,026)  $(13,564,600)
                                                     ============   ============   ============   ============   ============

NET LOSS PER SHARE:
    Basic ........................................   $      (0.11)  $      (0.07)  $      (0.20)  $      (0.70)
                                                     ============   ============   ============   ============
    Diluted ......................................   $      (0.11)  $      (0.07)  $      (0.20)  $      (0.70)
                                                     ============   ============   ============   ============

SHARES USED FOR COMPUTING NET LOSS PER SHARE:
    Basic ........................................     23,091,372     22,046,780     22,483,859     11,098,288
                                                     ============   ============   ============   ============
    Diluted ......................................     23,091,372     22,046,780     22,483,859     11,098,288
                                                     ============   ============   ============   ============




       See notes to condensed consolidated unaudited financial statements

                                 QUEST NET CORP.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                        November 28,
                                                                     For the Nine Months Ended             1995
                                                                             March 31,                  (inception)
                                                                     -----------------------------    Through, March 31,
                                                                        2000             1999              2000
                                                                     (Unaudited)       (Unaudited)       (Unaudited)
                                                                     -----------       -----------       -----------
            NET CASH USED IN OPERATING ACTIVITIES ..............      (1,603,633)         (545,938)       (2,560,758)
                                                                     -----------       -----------       -----------
INVESTING ACTIVITIES
    Equipment and leasehold purchases ..........................        (889,806)         (119,239)       (1,008,562)
    Proceeds from sale of equipment ............................              --                --             2,100
    Cash refunded/(paid) for deposits ..........................        (177,452)          (32,047)         (246,702)
    Advances made to acquisition candidate .....................        (200,000)               --          (200,000)
    Purchase of CWTel ..........................................        (200,000)               --          (200,000)
    Purchase of Wings Online, Inc, net of $-0- cash received ...              --          (135,000)         (135,000)
                                                                     -----------       -----------       -----------
            NET CASH (USED IN) INVESTING ACTIVITIES ............      (1,467,258)         (286,286)       (1,788,164)
                                                                     -----------       -----------       -----------

FINANCING ACTIVITIES
    Capital contribution .......................................              --                --                70
    Sale of preferred stock ....................................              --                --             3,000
    Sale of common stock and warrants ..........................              --           925,000         5,926,200
    Redemption of preferred stock ..............................      (1,000,000)               --        (1,000,000)
    Cash paid for offering costs ...............................              --            (2,950)         (352,950)
    Proceeds from issuance of notes to related party ...........              --           213,140           214,900
    Principal payments of related party notes ..................              --          (213,140)         (214,900)
                                                                     -----------       -----------       -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      (1,000,000)          922,050         4,576,320
                                                                     -----------       -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ........................      (4,070,891)           89,826           227,398
Cash and cash equivalents, beginning ...........................       4,298,289                43                --
                                                                     -----------       -----------       -----------
Cash and cash equivalents, ending ..............................     $   227,398       $    89,869       $   227,398
                                                                     ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .........................................     $    33,872       $        --       $    39,815
                                                                     ===========       ===========       ===========
Cash paid for income taxes .....................................     $        --       $        --       $        --
                                                                     ===========       ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
2,000,000 common shares issued for property ....................     $        --       $        --       $   125,274
2,649,054 common shares issued for property ....................     $        --       $ 1,031,520       $ 1,031,520
160,000 preferred shares issued for property and software ......     $        --       $ 1,600,000       $ 1,600,000
24,000 common shares issued for payment of offering costs ......     $        --       $    15,000       $    15,000
29,326 common shares issued in acquisition of Wings Online, Inc.     $        --       $   200,000       $   200,000
360,000 common shares issued in acquisitoin of CWTel, Inc. .....     $   700,000       $        --       $   700,000




       See notes to condensed consolidated unaudited financial statements

                                 QUEST NET CORP.
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's June 30, 1999 audited financial statements as filed on Form 8-K in March 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that will be realized for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries Wings Online, Inc., IP Quest Corp., Quest Wireless Corp., Globalbot Corp., QuesTel Corp., Quest Fiber Corp and CWTel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the interim period the Company purchased marketable securities and has adopted the following accounting policy:

         Marketable securities consist of equity securities and are stated at current market value. All equity securities are considered "trading" securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses on equity securities are reflected in the accompanying statements of operations.

                                 QUEST NET CORP.
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B: CWTEL, INC. ("CWTEL")

The following pro forma condensed consolidated statement of operations gives effect to the acquisition of CWTel as if it had occurred at the beginning of the period presented. The pro forma condensed consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the nine months ended March 31, 1999

                                                                                                    Pro forma
                                                       Quest Net        CWTel       Adjustments   Consolidated
                                                      -----------     ---------     -----------   ------------
Revenues..........................................    $ 1,033,426     $ 154,650                   $ 1,188,076
Operating expenses................................     (8,848,383)     (331,007)     (153,828)     (9,333,218)
(Loss) income from operations.....................     (7,814,957)     (176,357)     (153,828)     (8,145,142)
Interest expense..................................         (1,351)           --            --          (1,351)
Interest income...................................          4,283            --            --           4,283
Net (loss) income.................................     (7,812,025)     (176,357)     (153,828)     (8,142,210)
Net (loss) income per share - basic and diluted...    $     (0.70)     $(176.36)                  $     (0.71)
Basic and diluted shares outstanding..............     11,098,288         1,000       360,000      11,458,288

The adjustments include amortization expense resulting from amortization of goodwill of $17,092 for nine months. Goodwill resulting from the acquisition totaling $1,025,524 will be amortized on a straight-line basis over five years. Adjustments also include the effect on earnings per share of the 360,000 common shares issued in the transaction.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the nine months ended March 31, 2000

                                                                                                    Pro forma
                                                       Quest Net        CWTel       Adjustments   Consolidated
                                                      -----------     ---------     -----------   ------------
Revenues..........................................    $   276,769     $ 392,071                   $   668,840
Operating expenses................................     (4,841,658)     (440,125)     (136,736)     (5,418,519)
(Loss) income from operations.....................     (4,564,889)      (48,054)     (136,736)     (4,749,679)
Interest expense..................................        (35,442)      (10,262)           --         (45,704)
Interest income...................................         75,989            --            --          75,989
Net (loss) income.................................     (4,524,342)      (58,316)     (136,736)     (4,719,394)
Net (loss) income per share - basic and diluted...    $     (0.20)     $ (58.32)                  $     (0.21)
Basic and diluted shares outstanding..............     22,483,859         1,000       360,000      22,843,859


The information for CWTel is for the eight months ended March 31, 2000 as the results of operations for March 2000 for CWTEL are in the consolidated Quest Net results of operations. The adjustments include amortization expense resulting from amortization of goodwill of $17,092 for eight months. Goodwill resulting from the acquisition totaling $1,025,524 will be amortized on a straight-line basis over five years. Adjustments also include the effect on earnings per share of the 360,000 common shares issued in the transaction.

                                 QUEST NET CORP.
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The pro forma condensed consolidated financial information do not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

NOTE C:  UNAUTHORIZED LOSS ON PROPERTY AND EQUIPMENT

During the three months ended March 31, 2000 the Company scaled down its staff and management team. The company also moved to its new facility. During the move, it was discovered that two Maux's were lost or stolen from each warehouse. This equipment is valued at approximately $ $655,000. After several meetings and an investigation by the Board, it was decided that the Company should proceed with a claim under its insurance policy. The Company has written off those assets on their balance sheets.


NOTE D:  FLORIDA DEPARTMENT OF REVENUE

During the month of January, the Company was notified of an impending investigation by the Florida Department of Revenue concerning the payment of Florida Use Taxes in regard to the purchase of the Company's Fixed Assets. The Company has contracted a Certified Public Accountant in its efforts to respond to the Florida Department of Revenue. As a result of this limited investigation, it came to light that the Company has failed to pay Use Taxes on certain of its purchases. The current and previous officers of the Company are working closely with the Florida Department of Revenue auditor to resolve this situation and it expects to complete the investigation by the end of the fourth quarter. The Company is not in a position to determine the amount of its liability at the present time, but it is confident the amount due will not substantially affect the financial position and result of operations for the entity on a going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Quest Net Corp. is a developmental stage company, which, since inception, has been primarily engaged in providing Internet connectivity and the development of Internet tools for individuals and companies.

      We have incurred net losses applicable to common shareholders since inception through March 31, 2000, of approximately $13,564,600 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and deployment expenses associated with the building of our Internet and Telephony backbone, and the costs associated with the other development activities. There can be no assurances that our company will achieve market acceptance or that sufficient revenues will be generated after the deployment of our Wireless backbone to allow us to operate profitably. The Company primary generates its revenue by being a CLEC and a wireless Internet provider.

      Our costs and expenses primarily fall into the following categories:

            o     Telecommunications and operations;
            o     Employee stock compensation plans;
            o     Sales and marketing;
            o     General and administrative;
            o     Amortization and depreciation.

         Our telecommunications and operating expenses consist of our cost of telecommunications, including the cost of local telephone lines and costs of leased lines connecting the Internet and our operations centers. We expect these expenses to increase over time to support our growing subscriber base.

         Our operating expenses also include employee salaries and benefits, equipment costs, office rent and utilities and customer service and technical support costs. We expect customer service and support expenses to increase over time to support new and existing subscribers.

         Our employee stock compensation plans consist of restricted common stock awards and options. We have utilized our restricted stock as an incentive to attract and keep qualified experienced key personnel.

         Our general and administrative expenses consist primarily of administrative staff and related benefits. We expect our general and administrative costs to increase to support our growth.

         Our amortization expense primarily relates to the amortization of goodwill and a non-compete agreement acquired in our purchase of an e-commerce provider and certain equipment and licenses related to our proposed plans to offer Internet kiosks. Amortization expense is based on our best estimate of the useful lives of the intangible assets.

         Our depreciation expense primarily relates to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line method for the equipment. Depreciation expense is expected to increase as we place in service equipment already purchased and as we acquire additional equipment to support our intended growth.

         We made an acquisition of an e-commerce provider, which has been accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration we paid in the acquisition exceeded the fair value of the net tangible assets we bought of $3,372. We allocated the excess of $331,628 to the non-compete agreement, which was acquired as part of the purchase. The non-compete agreement will be amortized over the life of the agreement, which is three years.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

REVENUE

      Our revenue for the three months ended March 31, 2000 was $167,953 as compared to $36,773 for the same period in 1999. The increase was primarily a result of new business generated and diversification into new business.

      Our revenue for the nine months ended March 31, 2000 was $276,769 as compared to $1,033,426 for the same period in 1999. The decrease was primarily a result of the loss of a major customer, severe competition from large companies and saturation of the Internet market.

COSTS AND EXPENSES

      Our cost of revenue, substantially comprised of Telecommunications lines and acquisition of equipment, for the three months ended March 31, 2000 was $85,568 as compared to $16,523 for the same period in 1999. The increase was a result of the installation of new Internet lines and acquisition of new equipment.

      Our cost of revenue, substantially comprised of purchase of software and source code, for the nine months ended March 31, 2000 was $102,045 as compared to $678,565 for the same period in 1999. The decrease was a result of Quest making no new major acquisition of soft wares or equipment.

      Stock based compensation decreased by $290,433 during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 because certain employment contract were cancelled or acquired back by the Quest and compensation was tied to performance.

      Stock based compensation decreased by $5,054,289 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 due to a decline in our stock price. During the nine months ended March 31, 1999 our stock was trading at an abnormally high price and, as result, we incurred a major loss in order to fulfill our commitment to issue shares to employees and consultants. In order to avoid this situation in the future, we changed our stock compensation policies.

      Bad debt expense decreased by $8,432 during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as result of tough collection policies, less vulnerability to our major client, and the decrease in our client base.

      Salaries and bonuses increased by $137,230 during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to the hiring of more staff and the increase in our sales force.

      Salaries and bonuses increased by $383,599 during the nine months ended March 31, 2000, as compared to the nine months ended March 31, 1999, due to the hiring of additional staff, the increase in our sales force, the issuance of shares to directors and officers, the hiring of a Chief Financial Officer and a new President, and the eventual termination of those contracts.

      General and administrative costs are primarily made up of office expenses, rent, legal and accounting fees, insurance, consulting fees and travel and entertainment costs. Those costs, in the aggregate, increased to $711,313 for the three months ended March 31, 2000 as compared to $295,876 for the same period in 1999. The $415,437 increase was due to new office leasehold improvement, rent for larger office space, additional consulting contracts in order to generate new business or to retain existing business, legal fees incurred due to the SEC investigation and other lawsuits.

      General and administrative costs increased to $1,424,821 for the nine months ended March 31, 2000 as compared to $307,227 for the same period in 1999. The $1,117,594 increase was a largely due to the $9.99 dial up advertising campaign, new office leasehold improvement, rent for larger office space, additional consulting contracts in order to generate new business or to retain existing business, legal fees incurred due to the SEC investigation and other lawsuits as described in Item 1-Legal Proceedings.

      Depreciation and amortization increased by $10,263 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999 due to purchase of new equipment and the acquisition of. CWTel, Inc.

      Depreciation and amortization increased by $414,104 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 The increase was due to our placing in service equipment acquired during the period and intangible assets acquired in our purchase of Wings Online, Inc.

      We experienced an unauthorized loss on property and equipment of $655,000 during the three months ended March 31, 2000. At the time of the move to our new office, we noticed that certain equipment that was in storage was missing. The Company begun to investigate this lost and has reported the matter to the proper authorities. Several individuals had access to the storage facility and equipment, which makes it very difficult for us to recover the equipment or to identify the person or persons involved.

      Interest expense increased by $34,091 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 due to our failure to redeem our preferred stock on a timely basis as no funds were available at that stage.

      Interest income increased by $71,706 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 due to the investment interest earned on the proceeds of a $5,000,00 private placement.

      We also recorded a charge of $100,000 as a penalty for an unconsummated acquisition. The penalty was incurred because Quest decided to unilaterally cancel its acquisition of 49% of AfricaInternet, Corp. a related party company.

LIQUIDITY AND CAPITAL RESOURCES

      We are currently a developmental stage company and since our revenue is inadequate to support our operation, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have not yet generated sufficient cash flow, and until we can construct and deploy our Wireless Backbone, we do not expect our revenues to increase sufficiently to fund our entire operations. In order to continue our current operations and effectuate our operational plan we will need to obtain additional debt or equity financing.

      In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. However, our management is continually negotiating with various outside entities for additional funding necessary to complete the deployment of our Wireless backbone. Management has been able to raise the capital necessary to reach this stage of development and has been able to obtain funding for capital requirements to date. Quest believes that once that backbone is deployed the revenue will increase significantly, however any delay on the deployment of the backbone will be detrimental to Quest as other companies with larger capital and operations will be able to enter the market. The Company has certain frequency licenses, but that alone cannot secure our success.

      We have, to a substantial extent, financed our operations through several Regulation D private placement transactions. We have funded our operating expenses during the third quarter ended March 31, 2000 with equity capital from those transactions. At March 31, 2000, we had working capital of $543,521 compared to working capital of $4,340,804 on June 30, 1999.

      Since the acquisition of CWTel, Inc. our revenue has increased and we hope that as the companies become more integrated the revenue will increase and expenses will stay stable, except for the cost of more telecommunications lines and sales force.


      The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 2000 will be approximately $ 200,000.

      In June 1999, we finalized a Private Placement ( REG D 506) with James LLC in the amount of $5,000,000, of which the company received a net amount of $4,650.000. On May 5, 2000, a lawsuit was filed against Quest by James LLC. See Item1-Legal Proceeding. If the lawsuit is tried and a judgment is entered against the Quest, we estimates that the damages could be in excess of $5 million, which is the minimum amount invested by James LLC. In the event that the lawsuit cannot be settled and the Company is adjudged libel, the Company does not have the funds available to redeem any or all of common shares. Any judgment to this effect would force the Company to cease operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this Quarterly Report on Form 10-QSB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief" "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.


OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR AN INVESTOR TO EVALUATE OUR BUSINESS AND PROSPECTS

      We have minimal business history that investors can analyze to help them decide whether or not to invest in us. Any investment in us should be considered a high-risk investment because investors will be placing their funds at risk in an unseasoned development stage company with unforeseen costs, expenses and problems often experienced by development stage companies.

WE HAVE HAD HISTORY OF LIMITED REVENUES BASE AND THIS MAY CONTINUE TO BE THE
CASE.
      From inception to March 31, 2000, we generated revenues of approximately $ 1,346,967 and incurred operating expenses of $ 13,564,600. At March 31, 2000, we had an accumulated deficit of approximately $ (13,564,600) after discounts and dividends.

THE COMPANY IS UNCERTAIN ABOUT ITS ABILITY TO MEET CAPITAL NEEDS.

      The Company needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financing or conventional loans. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy and will require the Company to limit, delay, scale back, or eliminate certain of its operations.

      This limitation could harm our business and decrease the value of the shares or cause us to go out of business. If we are unable to continue our operations, your entire investment in us will be lost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of our working capital and capital expenditures.

WE HAVE HAD HISTORY OF A LIMITED CUSTOMER BASE AND THIS MAY CONTINUE TO BE THE CASE.

      At present, our customer base is limited. Our ability to operate profitably depends on increasing our customer base and achieving sufficient gross profit margins. We cannot assure you that we will be able to increase our customer base or to operate profitably.

WE ARE SUBJECT TO ALL OF THE SUBSTANTIAL RISKS INHERENT IN AN INTERNET BUSINESS, WHICH MAY HARM OUR ABILITY TO OPERATE SUCCESSFULLY.

      We are subject to all of the substantial risks inherent in an Internet related business, any one of which may harm our ability to operate successfully. These include, but are not limited to:

            0 Our inability to develop, maintain and/or increase levels of traffic on our Internet sites.

            0     Our inability to attract or retain customers.

            0 Our inability to generate significant Web-based revenue from our customers.

            0 Our failure to anticipate and adapt to a developing market and the level of use of the Internet and online services for the purchase of consumer products and in general.

            0 Our inability to upgrade and develop competitive systems and infrastructures.

            0 The failure of our servers and networking systems to efficiently handle our Web traffic.

            0 Technical difficulties and system downtime or Internet brownouts.

IF WE RAISE ADDITION CAPITAL THROUGH THE ISSUANCE OF EQUITY OR CONVERTIBLE DEBT, YOUR PROPORTIONATE INTEREST WILL BE DILUTED.

      We will need more working capital to expand our operations. If we raise additional capital by issuing equity or convertible debt securities, the percentage ownership of our then-current stockholders will be reduced, and such securities may have senior rights, preferences, or privileges.


OUR DATA CENTERS AND THE NETWORKS ON WHICH WE RELY ARE SENSITIVE TO HARM FROM HUMAN FACTIONS AND NATURAL DISASTERS. ANY RESULTING DISRUPTION COULD SIGNIFICANTLY DAMAGE OUR BUSINESS AND REPUTATION.

      Our reputation for providing reliable service largely depends on the performance and security of our data centers equipment and the network infrastructure on which we rely. Our customers often maintain confidential information on our servers.

      Our data centers, equipment and networks, and our customers' information are subject to damage and unauthorized access from:

            0     Human error and tampering.
            0     Breaches of security.
            0     Natural disasters.
            0     Power loss.
            0     Capacity limitations.
            0     Software defects.
            0     Telecommunications failures.
            0     Intentional acts of vandalism, including computer viruses.

All of which, will cause interruptions in service or reduced capacity for our customers. These events could potentially jeopardize the security of our customers' confidential information such as credit card and bank account numbers.

      Despite precautions we have taken and plan to take, the occurrence of any one of the events listed above or other unanticipated problems could seriously damage our business and reputation and cause us to lose customers.

      The time and expense required to eliminate computer viruses and alleviate other security problems could be significant and could impair our service quality.

      In the event of any resulting harm to customers, we could be held liable for damages. Awards for such damages might exceed our $1,000,000 liability insurance policy by an unknown but significant amount and could seriously harm our business.

WE COULD NOT PROVIDE ADEQUATE SERVICE TO OUR CUSTOMERS IF WE WERE UNABLE TO SECURE SUFFICIENT NETWORK CAPACITY TO MEET OUR FUTURE NEEDS ON REASONABLE TERMS OR AT ALL.

      Our failure to achieve or maintain high capacity data transmission could negatively impact service levels to our existing customers and limit our ability to attract new customers, which would harm our business.


WE ARE DEPENDENT ON INTERNET NETWORK ACCESS SERVICES WE RECEIVE FROM OTHERS, ANY DISRUPTION OF THESE SERVICES COULD HARM OUR BUSINESS

      We rely on third-party networks, local telephone companies, and other companies to provide data communications capacity. Any disruption of these services could cause our customers to find other providers and prohibit us from obtaining new customers.


OUR BUSINESS DEPENDS IN PART ON OUR NETWORK SERVICE PROVIDER'S NUMEROUS PEERING RELATIONSHIPS. THEIR INABILITY TO MAINTAIN THEIR PEERING RELATIONSHIPS COULD BE COSTLY AND HARMFUL TO OUR BUSINESS.

      The Internet is composed of many Internet service providers that operate their own networks and interconnect with other Internet Service Providers at various peering points.

      If our network service provider's network or infrastructure fails to continue to meet industry requirements for peering or it loses its peering relationships for any reason, our transmission rates could be reduced, resulting in a decrease in the quality of service we provide to our customers.

POTENTIAL LACK OF LIQUIDITY OF OUR COMMON STOCK

      Our common stock trades on the OTC Electronic Bulletin Board. Stocks trading on the OTC Electronic Bulletin Board generally attract a smaller number of market makers and a less active public market.

      Moreover, since our common stock is traded on the OTC Electronic Bulletin Board, investors may find it difficult to dispose of or obtain accurate quotations as to the value of our common stock.


WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS

      Our stock is designated as a Penny Stock. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules will restrict the ability of Broker / Dealers to sell our common stock and may affect the ability of Investors to sell their shares.


YOU MAY NOT BE ABLE TO RESELL SHARES OF OUR STOCK AT OR FOR MORE THAN THE PRICE YOU PAID.

      The price of our common stock and Internet and telecommunication stock in general, have recently experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. During the period from July 10, 1998 to June 15, 2000 the bid and ask price of our common stock has ranged from a high of $30.71 to a low of $.125. If continued, these broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. This volatility may negatively impact the liquidity and value of your shares.

OUR ARTICLES OF INCORPORATION ALLOW AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK

      Our Articles of Incorporation authorize the issuance of "blank check", preferred stock. The board of directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights, including the right to issue convertible securities with no limitations on conversion. Any such designations and issuances, could:

            0 Adversely affect the voting power or other rights of the holders of our common stock.

            0     Substantially dilute the common shareholder's interest.

            0     Depress the price of our common stock.


THE ISSUANCE OF "BLANK CHECK" PREFERRED STOCK COULD DELAY, DETER, OR PREVENT A TAKE OVER, MERGER OR CHANGE OF CONTROL AND MAY PREVENT YOU FROM REALIZING A PREMIUM RETURN

      Our Certificate of Incorporation gives the Board of Directors the sole authority to issue "blank check" preferred stock. The issuance of "blank check" preferred stock could have the effect of delaying, deterring, or preventing a merger, take over or change in control without any action by the shareholders. The Board of Directors, by the issuance of preferred stock, could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to you. You may not realize the premium return that stockholders may realize in conjunction with corporate takeovers.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO CONTINUE USING INTELLECTUAL PROPERTY THAT WE LICENSE FROM OTHERS.

      We rely and will rely on a combination of copyright, trademark, service mark, and trade secret laws and contractual restrictions to establish and protect certain of our proprietary rights. We have no patented technology that would bar competitors from our market. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology.

THE UNCERTAINTY ASSOCIATED WITH UNPROVEN BUSINESS MODELS

      Since Quest Net's business model is relatively new and unproven, we may not be able to anticipate and adapt to a developing market, or may be unable to manage its network infrastructure (including server, hardware, and software, to handle our Internet traffic, or to effectively manage our rapidly expanding operations.

WE LACK UNIQUE SERVICES OR MARKET NICHE IN AN INDUSTRY CHARACTERIZED BY SIGNIFICANT OVERCAPACITY FOR CURRENT DEMAND

      The market for Internet access is highly competitive and fragmented with over 4,800 Internet service providers, primarily in local markets and averaging less than 5,000 customers each. Multiple Internet access providers serve every local market we have entered, or intend to enter. We offer the same type of services as other Internet service providers. Due to our lack of working capital in the past, we have not obtained any significant market share.


WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO COMPETE WITH SIGNIFICANT PRICING PRESSURE BY OUR COMPETITORS.

      As a result of increased competition in our industry, we expect to encounter significant pricing pressure. We cannot be certain that we will be able to offset the effects of any required price reductions through an increase in the number of our subscribers, higher revenues from our business services, cost reductions or otherwise, or that we will have the resources to continue to compete successfully.


WE MAY NOT BE ABLE TO COMPETE IN THE INTERNET SERVICE MARKET

      We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing, and other resources than we have. We compete directly or indirectly with the following categories of companies:

            0 Established online services, such as America Online, the Microsoft Network, CompuServe, and Prodigy.

            0 Local, regional, and national Internet service providers, such as MindSpring, Earthlink, Network, Inc., Internet America, and PSINet.

            0 National telecommunications companies, such as AT&T Corp., MCI WorldCom, Inc., Sprint, and GTE.

            0 Regional Bell operating companies, such as BellSouth and SBC Communications.

      Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies.

      Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. As a result, our business may suffer.


WE MAY NOT BE ABLE TO COMPETE IN THE LONG-DISTANCE TELEPHONE MARKET

      Quest, through its wholly owned subsidiary CWTel, is a reseller of long distance telephone service. We compete with long distance carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI WorldCom and Sprint and new entrants to the long distance market. Many of our competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources. We will face stiff price competition and may not be able to compete.


QUEST HAS LIMITED MARKETING AND SALES CAPABILITY.

      Because of our limited working capital in the past, we have not had the resources to develop a marketing and sales force.

      In order to increase our revenues, we are in the process of developing marketing and sales force with technical expertise and marketing capability. There can be no assurance that we will be able to:

            0     Establish such sales force.

            0     Gain market acceptance for our services.

            0     Retain a qualified Director of Sales.

            0     Develop our sales force.

            0 Obtain and retain qualified sales personnel on acceptable terms, if at all.

            0     Meet our proposed marketing schedules or plans.

     To the extent that we arrange with third parties to market our services, the success of such products may depend on the efforts of such third parties.

DEPENDENCE ON QUALIFIED PERSONNEL.

      Due to the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified technical and managerial personnel. Our failure to recruit key technical and managerial personnel in a timely manner has been detrimental to our plan of operations and has had an adverse impact upon our business affairs or finances.

      Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the development of our business.


THE "GOING CONCERN" EMPHASIS ON THE REPORT OF OUR INDEPENDENT ACCOUNTANTS MAY REDUCE OUR ABILITY TO RAISE ADDITIONAL FINANCING.

      The report of our independent accountants on our June 30, 1999 Consolidated Financial Statements contains an explanatory paragraph regarding our ability to continue as a going concern. Our independent accountants cited our history of operating losses, limited operating history, and negative cash flow from operations, which raised substantial doubt as to our ability to continue as a going concern. This "going concern", emphasis may reduce our ability to raise additional financing.

NO PAYMENT OF DIVIDENDS

      Although we declared a three-for-one stock dividend in December 1998, it is not anticipated that we will pay any cash dividends on our common stock in the future. The Board of Directors intends to follow a policy of retaining earnings, if any, for use in our business operations. As a result, the return on your investment in us will depend upon any appreciation in the market price of the common stock.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

SECURE TRANSACTION INTERNATIONAL CORP. ET AL.

      In April 1999, Quest filed a lawsuit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against Secure Transaction International Corp., its subsidiaries and principals, the accounting firm of Margolis, Fink & Wichrowski, Barry A Fink, C.P.A., P.A., Mark V. Wichrowski, C.P.A. and Barry A. Fink and Mark Wichrowski, individually, alleging violation of the Florida securities laws, negligent misrepresentations, breach of contract payment of accounts, and conversion.

      The lawsuit stems from several contracts entered into with Secure Transaction and its subsidiaries for bandwidth, consulting services and software. As payment for the services, Secure Transaction and its subsidiaries issued redeemable preferred stock that was convertible into Secure Transaction common stock.

      Quest provided the services as required and the appropriate amount of convertible stock was not redeemed or converted. The amount due us under these various agreements is approximately $867,842.

      Quest has also alleged that the Financial Statements provided, negligently misrepresented the financial condition of Secure Transaction and its subsidiaries. Quest has asked the court for rescission, compensatory damages, attorneys' fees, costs, and expenses.

      The defendants filed a motion to dismiss, which was denied. The defendants have filed an answer to our complaint. The lawsuit is in the discovery stage. At present, we are unable to predict the outcome this lawsuit.

HERMAN HENIN

      In January 1999, Herman Henin, a shareholder of Pact Communications Group, Inc., filed a lawsuit against Quest in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Mr. Henin alleged that he did not receive a proper distribution of Quest shares from Pact after Quest's acquisition of certain of the assets of Pact, and that, somehow, Quest was responsible.

      Due to the cost of litigation, Quest settled the case for the issuance of mutual releases and the issuance of 12,500 shares of common stock to Mr. Henin's attorney.

AUTONOMY, INC.

     In September 1999, Autonomy, Inc, filed suite against Pact Communication Group, Inc. and Quest Net Corp. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit stemmed from an alleged contract with Pact for a non-transferable, non-sublicenseable, and non-exclusive license for the use of Autonomy's software and other related services. In June 2000, the case was dismissed by mutual agreement of the parties without any payment.

JAMES LLC

      On May 5, 2000, a lawsuit was filed against the Quest in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ.
3467). The lawsuit stems from the sale of common stock to James LLC for $5,000,000 The lawsuit alleges that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectivness of the registration statement. James LLC have demanded damages in excess of $5,000,000 to be determined at trial, liquated damages and a mandatory injunction requiring Quest register the shares, together with interest costs and legal fees. The Company intends to defend this suit and has obtained litigation counsel, who is in the processes of reviewing the case and filing an answer. If the lawsuit is tried and a judgment is entered against the Company, the Company estimates that the damages could be in excess of $5 million, which is the minimum amount invested by James LLC. In the event that the lawsuit cannot be settled and the Company is adjudged libel, the Company does not have the funds available to redeem any or all of common shares. Any judgment to this effect would force the Company to cease operations.

SECURITIES AND EXCHANGE COMMISSION

      Quest has been advised by the Securities and Commission (the "Commission") that they have issued an order directing a private investigation of possible violations of Sections 17(a) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under by certain unnamed persons. The Commission has also advised Quest that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity, or security.

FLORIDA DEPARTMENT OF REVENUE

      During the month of January, the Company was notified of an impending investigation by the Florida Department of Revenue concerning the payment of Florida Use Taxes in regard to the purchase of the Company's Fixed Assets. The Company has contracted a Certified Public Accountant in its efforts to respond to the Florida Department of Revenue. As a result of this limited investigation, it came to light that the Company has failed to pay Use Taxes on certain of its purchases. The current and previous officers of the Company are working closely with the Florida Department of Revenue auditor to resolve this situation and it expects to complete the investigation by the end of the fourth quarter. The Company is not in a position to determine the amount of its liability at the present time, but it is confident the amount due will not substantially affect the financial position and result of operations for the entity on a going concern basis.


ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted any matters to a vote of Security Holders.

ITEM 5.    OTHER INFORMATION.

THREE-MONTH OVERVIEW

      In December 1999, Quest began to enter a new phase of reorganizing its operations and focusing specifically on projects such as Wireless Operations, Dial-up and Hosting. It also started to pursue an acquisition of a telephone company in order to benefit from its recently granted CLEC License and 214 International Telecommunication License.

      Quest also decided to move their offices to a new location in order to house all of its operations in one place, have room for expansion, and to generate facilities that would provide a better back up to its network. A new facility was chosen at 3001 West Hallandale Beach Blvd. 2nd Floor, Pembroke Park, Florida 33009.

      In February 2000, due to management conflict as to the direction of the Company, it was mutually decided between the Company and its President at the time, Rebecca Del Medico, that the Company would be in a better situation if someone with more of an Operational/Technological background filled that position. As part of the termination agreement, Ms. Del Medico received $50,000 and the right to 50,000 shares of the Company's common stock, which the Company had accrued over the three month, ended December 31, 1999. Mr. Pereira, the Chief Executive Officer at the time replaced Ms. Del Medico as President. Mr. Pereira, initially felt that Quest should have started a professional search for a mature seasoned Telecommunications Executive. Due to the cost of such a search and the compensation package required for such an executive, the Board of Directors did not approve the request. Instead, it was decided to continue with negotiation for an acquisition candidate that would bring in a management team with qualities that management felt would be the right fit for the company.

      On February 25, 2000, Quest entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 360,000 share of the Company's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by promissory note and guaranteed by the issuance, at closing, of 300,000 shares of preferred stock, with a face value of $10.00 per share. The Company is presently in default for the second payment under the purchase agreement. CWTel, Inc. provides communication services to commercial and residential customers. The company is a switch-based carrier for local and long distance voice calls utilizing conventional transmission methods and Voice over IP protocols. CWTel, Inc. also provides high-speed Internet service, dial-up Internet access, and web hosting. CWTel, Inc. offers local dial tone, long distance calling, and high speed Internet access to tenants located in commercial buildings. Agreements are previously signed with the landlord or the management of such buildings, and then tenants are offered discounted services. CWTel, Inc. equipment includes a class 4 and 5 Harris tandem switch with capacity for 10,000 ports, Cisco routers and Compaq servers. A state of the art billing and accounting package guarantees accurate and timely invoicing of the services provided. CWTel, Inc.
has activated approximately 1,300 accounts.

      As part of the transaction, Mr. Wainer was given a five-year employment agreement as President of Quest, at an annual base salary of $100,000 during the Term, with a 20% cost of living increase per annum and 50,000 shares of the Company's common stock. Mr. Wainer also received options to purchase 1,000,000 shares of the Company's common stock. These options vest at the rate if 50,000 shares every six months and Options for an additional 50,000 shares can be exercised every time the Company has increased its revenue by one million dollars and has retained that revenue for a period of not less than two months. These options are exercisable at $2.68 per share (110% of the fair market value of the Company's common stock on the date of the Employment Agreement). Once vested, the options will remain exercisable for one year from the date of vesting. After one year from the vesting date, the options will become null and void. Mr. Wainer was also appointed as interim CEO and a Director. At the same time, Victor Coppola resigned from the Board of Directors.

      Mr. Camilo Pereira had already expressed to the Board his desire, for health and personal reasons to resign as CEO/Chairman of the Board. The Board of Directors requested that Mr. Pereira remain in management of the company until at least August 2000. Originally, Mr. Pereira had agreed in principal to remain but in March 2000, he resigned from all managerial and directorship responsibility.

         In March 2000, the Company entered into a two-year Consulting Agreement with Internet Strategy Group Ltd. for a consulting fee of $20,000 per month during the first and $24,000 the second year plus 60,000 shares of Quest Net common stock annually, to be issued every quarter in advance. Mr. Pereira is the Principal shareholder of Internet Strategy Group Ltd. Internet Strategy Group Ltd. will perform consulting and advisory services on behalf of the Company on an as-needed basis, not to exceed 60 hours per months. Its duties consist of providing advice and consultation with respect to all matters relating to or affecting the telecommunications business. In addition, Internet Strategy Group Ltd. will provide assistance to the Company with regard to new business ventures, evaluating and negotiating potential mergers, acquisitions, and other similar transactions, providing advice to the Company and its lawyers concerning corporate financing issues and corporate structure. The Agreement also provides that the Consultant will be entitled to receive an amount equal to 2% of any equity or debt financing consummated by the Company and introduced by or procured through the efforts of Consultant and 2% of the value of any acquisition or merger consummated by the Company and introduced by or procured through the efforts of Consultant. The Company's payment of consulting fees under the agreement is three months in arrears and the Company has not issued any restricted common stock to the Consultant.

      In February 2000, Quest had also decided to cancel its purchase of shares of Africa Internet Corp. Quest had paid $200,000 of the purchase price. Pursuant to the cancellation agreement, the company received back the shares issued for the acquisition and paid a cancellation penalty of 100 Thousand Dollars and the balance was agreed would be paid back in one year with an interest bearing note as a guarantee for that amount.

      The company also saw the departure of George Elia of the Investor Relations Department when he refused to cooperate with the SEC inquiry.

      During the quarter, there was a substantial scale back in Quest's Sales Department as the company found that there were severe technological problems with the equipment of Wireless, Inc., which we are in the process of returning to the manufacturer. Mr. Paul Zeller, the Company's former Executive Vice President, was transferred to Sales/Marketing but eventually his service was terminated. The Company felt that it was not receiving the performance expected from his position. The Company also terminated the services of its Vice President Thomas Magill. John Scafidi, the Company's Chief Financial Officer resigned in May 2000. Mr. Wainer is now the sole officer of Quest.

      Since Mr. Wainer became President and interim CEO, a scaled down of staff and management occurred. The company also moved to its new facility. During the move, it was discovered that two Maux's were lost or stolen from each warehouse. This equipment is valued at approximately $ $655,000. After several meetings and an investigation by the Board, it was decided that the Company should proceed with a claim under its insurance policy. The Company has written off those assets on their balance sheets.

      The Company saw the need to start the deployment of more sites under its GlobalBot subsidiary and the commission of the development on Carsonline, Boatsonline, and Motorbikesonline was initiated. Due to technological problems, the WINGS Online, Inc. revenue was not collected for several months. Some of that revenue has been collected, some written off and the company is working diligently to correct such flaws.

      Since the Company does not have the resources available to operate, fund, and grow GlobalBot to its full potential, the Company's Board of Directors has approved the "spin off" of GlobalBot, under certain conditions including but not limited to a successful private sale of 20% of GlobalBot's common stock owned by Quest, and additional funding for GlobalBot. In addition, the Board believes that the "spin off" would allow management of Quest to concentrate on its core business, and enhance GlobaBot's access to financing

      During quarter, the Company saw the installation of five new building for its Wireless and Telecommunications business. In addition, the company has pending contracts for six new buildings. Due to the severe technological problems with the equipment of Wireless, Inc. and the change to a better technology, Quest has experienced certain delays in fulfilling those installations.

      The Company spent approximately $ 200,000 for advertising for its new $9.95 unlimited Internet dial-up but did not manage to attract a substantial number of clients. Although the Company experienced a growth on its customer base, that growth was far less then originally projected by management.

      In April 2000, the Company entered into agreements with Sprint and Broadwing to provide up to 90 Mbps of bandwidth for the Company' wireless and other Internet related operations. In addition, Nextlink in the process of installing one DS3 (PRI) which will enable Quest to supply connections to an additional 9,660 customers.

MERGER

      Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2000 between Parputt Enterprises, Inc. ("PEI"), a Nevada corporation, and Quest Net Corp., all the outstanding shares of common stock of PEI were exchanged for 275,000 shares of common stock of Quest in a transaction in which Quest was the surviving company.

      The Merger Agreement was adopted by the unanimous consent of the Board of Directors of PEI and approved by the unanimous consent of the shareholders of PEI on March 13, 2000 The Merger Agreement was adopted by the unanimous consent of the Board of Directors of Quest on March 13, 2000. Pursuant to Florida, law the consent of the shareholders of Quest was not required.

      Prior to the merger, PEI had 500,000 shares of common stock outstanding, which shares were exchanged for 275,000 shares of common stock of Quest. By virtue of the merger, Quest acquired 100% of the issued and outstanding common stock of PEI.

      Prior to the effectiveness of the merger, Quest had an aggregate of 22,786,022 shares of common stock issued and outstanding, and 30,000 shares of preferred stock outstanding. The preferred stock has a preference on dividends, liquidation, and merger at $10.00 per share. The preferred stock has no voting or conversion rights.

      Upon effectiveness of the merger, Quest had an aggregate of 23,061,022 shares of common stock outstanding.

      The officers, directors, and by-laws of Quest continued without change as the officers, directors, and by-laws of the successor issuer.

      A copy of the Merger Agreement and the Articles of Merger and Plan of Merger are filed as an exhibit to Quest's Form 8-K filed on March 23, 2000.

      The consideration exchanged pursuant to the Merger Agreement was negotiated between PEI and Quest.

      In evaluating Quest as a candidate for the proposed merger, PEI used criteria such as the value of the assets of Quest, its business operations, plan of operation, the demand for wireless Internet service Quest's current business operations and anticipated operations, and Quest's business name and reputation. PEI determined that the consideration for the merger was reasonable.

      Quest intends to continue developing and marketing it Wireless Internet and Internet related services in Florida.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

EXHIBITS                     DESCRIPTION
--------                     -----------
10.24                        Wainer Employment Agreement
10.25                        CWTel Purchase Agreement
10.26                        Internet Strategy Group Ltd. Consulting Agreement

(b) REPORTS ON FORM 8-K

Form 8-K filed on March 23, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

  Dated: June 16, 2000                    QUEST NET CORP.



                                          By: /s/ Charles Wainer
                                              ----------------------------------
                                              Charles Wainer, President
                                              Acting Chief Financial Officer