Form 10QSB/A
period 2000-03-31
QUEST NET CORP
filed 2000-06-27
CIK 1102833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

      Mr. Camilo Pereira had already expressed to the Board his desire, for health and personal reasons to resign as CEO/Chairman of the Board. The Board of Directors requested that Mr. Pereira remain in management of the company until at least August 2000. Originally, Mr. Pereira had agreed in principal to remain but in March 2000, he resigned from all managerial and directorship responsibility. In the Form 10-QSB filed on June 16, 2000, the Company omitted to report that in consideration for Mr. Pereira's resignation the company will:

         o Keep in force and pay Camilo Pereira's medical and life insurance premiums until April 1, 2002.

         o  Pay Mr. Pereira's mobile phone bill until August 1, 2000.

       In March 2000, the Company entered into a two-year Consulting Agreement with Internet Strategy Group Ltd. for a consulting fee of $20,000 per month during the first and $24,000 the second year plus 60,000 shares of Quest Net common stock annually, to be issued every quarter in advance. IN THE FORM 10-QSB FILED ON JUNE 16, 2000, THE COMPANY ERRONEOUSLY REPORTED THAT MR. PEREIRA IS THE PRINCIPAL SHAREHOLDER OF INTERNET STRATEGY GROUP LTD. MR. PEREIRA HAS NO RELATIONSHIP WITH INTERNET STRATEGY GROUP EXCEPT AS AN EMPLOYEE. MR. PEREIRA ALSO HAS ADVISED THE COMPANY THAT NONE OF HIS FAMILY MEMBERS ARE DIRECTLY AFFILIATED WITH INTERNET STRATEGY GROUP LTD. IN JUNE 2000, THE COMPANY AND INTERNET STRATEGY GROUP LTD. MUTUALLY AGREED TO RESCIND THE CONSULTING AGREEMENT. INTERNET STRATEGY GROUP LTD. WILL CONTINUE TO RENDER CONSULTING SERVICES TO QUEST UNTIL AUGUST 1, 2000 ON AN "AS NEEDED BASIS" FOR NO ADDITIONAL COMPENSATION. AS CONSIDERATION FOR THE RESCISSION OF THE AGREEMENT, QUEST WILL:

         o PAY TO INTERNET STRATEGY GROUP LTD. THE SUM OF $10,000 AS REIMBURSEMENT OF NON-ACCOUNTABLE EXPENSES.

       AS PAYMENT FOR INTERNET STRATEGY GROUP LTD. ACCRUED CONSULTING FEES AND ITS CONSULTING FEE FOR JULY 2000, QUEST WILL ASSIGN TO INTERNET STRATEGY GROUP LTD. THE AFRICAN INTERNET PROMISSORY NOTE, IN THE AMOUNT OF $100,000. Mr. Pereira is the Principal shareholder of Internet Strategy Group Ltd. Internet Strategy Group Ltd. will perform consulting and advisory services on behalf of the Company on an as-needed basis, not to exceed 60 hours per months. Its duties consist of providing advice and consultation with respect to all matters relating to or affecting the telecommunications business. In addition, Internet Strategy Group Ltd. will provide assistance to the Company with regard to new business ventures, evaluating and negotiating potential mergers, acquisitions, and other similar transactions, providing advice to the Company and its lawyers concerning corporate financing issues and corporate structure. The Agreement also provides that the Consultant will be entitled to receive an amount equal to 2% of any equity or debt financing consummated by the Company and introduced by or procured through the efforts of Consultant and 2% of the value of any acquisition or merger consummated by the Company and introduced by or procured through the efforts of Consultant. The Company's payment of consulting fees under the agreement is three months in arrears and the Company has not issued any restricted common stock to the Consultant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

EXHIBITS                     DESCRIPTION
--------                     -----------
10.24                        Wainer Employment Agreement*
10.25                        CWTel Purchase Agreement*
10.26                        Internet Strategy Group Ltd. Consulting Agreement

*Contained in the Form 10-QSB filed on June 16, 2000.

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