Form 10KSB
period 2000-06-30
QUEST NET CORP
filed 2000-11-15
CIK 1102833

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-28863

                                 QUEST NET CORP.
             (Exact Name of Registrant as Specified in its Charter)

                    1250 East Hallandale Beach Blvd. Suite 502
                          Pembroke Park, Florida 33009
                    (Address of principal executive offices)

                                 (954) 457-0900
                           (Issuers telephone number)

                            PARPUTT ENTERPRISES, INC.
                             12835 E. ARAPAHOE ROAD
                               TOWER I, PENTHOUSE
                            ENGLEWOOD, COLORADO 80112
                        (Former name and former address)


                            Florida [4813] 84-1331134
        (State of Incorporation) Primary Standard Industrial IRS Employer
                    (Classification Code Number I.D. Number)

                  Securities registered under Section 12(b) of
                               the Exchange Act:
                                      None

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No_____ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $294,502

Based on the average closing bid and asked prices of the common stock on the latest practicable date, November 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $564,108 with 49,374,309 shares outstanding. (See note E to the financial statements)


                       Documents Incorporated By Reference
                                     [None]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

         Quest Net Corp. is a company based in Hallandale Beach, Florida. We were incorporated in the State of Colorado in November 1995, under the name A.P. Sales Inc., "AP Sales" proposed business was to engage in the purchasing, reconditioning, selling, moving, and repairing of office equipment and furniture, including, primarily, filing and storage cabinets, and workstations. Until July of 1998, its operations were primarily organizational in nature or related to raising capital.

         In July 1998, AP Sales acquired certain of the assets of Pact Communication Group, Inc., a privately held Florida corporation. Pact was a provider of Internet system and network management solutions. Pact's solutions included server hosting, Internet connectivity, collaborative management, and Internet

         In December 1999, Quest began to enter a new phase of reorganizing its operations and focusing specifically on projects such as Wireless Operations, Dial-up and Hosting. It also started to pursue an acquisition of a telephone company in order to benefit from its recently granted CLEC License and 214 International Telecommunication License.

         Quest also decided to move their offices to a new location in order to house all of its operations in one place, have room for expansion, and to generate facilities that would provide a better back up to its network. A new facility was chosen in, Pembroke Park, Florida. In September 2000, we combined our corporate offices with those of CWTel and moved to their offices in Hallendale Beach , Florida, due to our inability to timely pay the rent on the former corporate offices.

         In February 2000, due to management conflict as to the direction of Quest, it was mutually decided between Quest and its President at the time, Rebecca Del Medico, that Quest would be in a better situation if someone with more of an Operational/Technological background filled that position. As part of the termination agreement, Ms. Del Medico received $50,000 and the right to 50,000 shares of Quest's common stock, which Quest had accrued over the three month, ended December 31, 1999. Mr. Pereira, the Chief Executive Officer at the time, replaced Ms. Del Medico as President. Mr. Pereira, initially felt that Quest should have started a professional search for a mature seasoned
Telecommunications Executive. Due to the cost of such a search and the compensation package required for such an executive, the Board of Directors did not approve the request. Instead, it was decided to continue with negotiation for an acquisition candidate that would bring in a management team with qualities that management felt would be the right fit for Quest.

         On February 25, 2000, Quest entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000, was paid at closing, $700,000 was paid by the issuance of 310,000 shares of Quest's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were guaranteed by the issuance, at closing, of 30,000 shares of preferred stock, with a face value of $10.00 per share. Quest is presently in default for the first and second payments under the purchase agreement. Mr. Wainer has presented Quest's Board of Directors with a notice of default. CWTel, Inc. provides communication services to commercial and residential customers. CWTel is a switch-based carrier for local and long distance voice calls utilizing conventional transmission methods and Voice over IP protocols. CWTel, Inc. also provides high-speed Internet service, dial-up Internet access, and web hosting. CWTel, Inc. offers local dial tone, long distance calling, and high speed Internet access to tenants located in commercial buildings. Agreements are previously signed with the landlord or the management of such buildings, and then tenants are offered discounted services.

         As part of the transaction, Mr. Wainer was given a five-year employment agreement as President of Quest, at an annual base salary of $100,000 during the Term, with a 20% cost of living increase per annum and 50,000 shares of Quest's common stock. Mr. Wainer also received options to purchase 1,000,000 shares of Quest's common stock. These options vest at the rate if 50,000 shares every six months and options for an additional 50,000 shares can be exercised every time Quest has increased its revenue by one million dollars and has retained that revenue for a period of not less than two months. These options are exercisable at $2.68 per share (110% of the fair market value of Quest's common stock on the date of the Employment Agreement). Once vested, the options will remain exercisable for one year from the date of vesting. After one year from the vesting date, the options will become null and void. Mr. Wainer was also appointed as interim CEO and a Director. At the same time, Victor Coppola resigned from the Board of Directors.

      Mr. Camilo Pereira had already expressed to the Board his desire, for health and personal reasons to resign as CEO/Chairman of the Board. The Board of Directors requested that Mr. Pereira remain in management of Quest until at least August 2000. Originally, Mr. Pereira had agreed in principal to remain,but in March 2000, he resigned from all managerial and directorship responsibility.

         In February 2000, Quest had also decided to cancel its purchase of shares of Africa Internet Corp. Quest had paid $200,000 of the purchase price. Pursuant to the cancellation agreement, Quest received back the shares issued for the acquisition and paid a cancellation penalty of $100,000 and the balance was agreed would be paid back in one year with an interest bearing note as a guarantee for that amount.

         In March 2000, Quest entered into a two-year Consulting Agreement with Internet Strategy Group Ltd. for a consulting fee of $20,000 per month during the first year and $24,000 during the second year plus 60,000 shares of Quest Net common stock annually, to be issued every quarter in advance. Mr. Pereira is an employee of Internet Strategy Group Ltd. Internet Strategy Group Ltd. was to perform consulting and advisory services on behalf of Quest on an as-needed basis, not to exceed 60 hours per months. Its duties consisted of providing advice and consultation with respect to all matters relating to or affecting the telecommunications business. The agreement was terminated in July 2000 due to our inability to pay the consulting fees. No shares were issued pursuant to the agreement.

      During the third quarter, there was a substantial scale back in Quest's Sales Department as Quest found that there were severe technological problems with the equipment of Wireless, Inc. Mr. Paul Zeller, Quest's former Executive Vice President, was transferred to Sales/Marketing but eventually his service was terminated.

      Quest also terminated the services of its Vice President Thomas Magill. In addition, Quest also terminated the services of George Elia, Director of the Investor Relations Department when he refused to cooperate with the SEC inquiry-see item 3-legal proceedings-securities and exchange commission. John Scafidi, Quest's Chief Financial Officer resigned in May 2000. In June 2000, Julian Cantillo resigned from the Board of Directors. In September 2000, Richard Zaden resigned from the Board of Directors. In November 2000, David Block resigned from the Board of Directors. Mr. Wainer is now the sole Officer and Director of Quest.

      Since Mr. Wainer became President and interim CEO, staff and management have been scaled down. Quest also moved to its new facility. During the move, it was discovered that two Mux's were lost or stolen from our warehouse. This equipment is valued at approximately $655,000. After several meetings and an investigation by the Board, it was decided that Quest should proceed with a claim under its insurance policy. No claim was ever filed and subsequently the insurance was cancelled for non-payment. Quest has written off those assets on their balance sheet.

      We saw the need to start the deployment of more sites under its GlobalBot subsidiary and the commission of the development on Carsonline, Boatsonline, and Motorbikesonline was initiated. Due to technological problems, the WINGS Online, Inc. revenue was not collected for several months. Some of that revenue has been collected, some written off and GlobalBot has correct the problem.

      Since Quest does not have the resources available to operate, fund, and grow GlobalBot to its full potential, Quest's Board of Directors has approved the "spin off" of GlobalBot, under certain conditions including but not limited to a successful private sale of 20% of GlobalBot's common stock owned by Quest, and additional funding for GlobalBot. In addition, the Board believes that the "spin off" would allow management of Quest to concentrate on its core business, and enhance GlobaBot's access to financing. See Item 1. "Description of Business-GlobalBot".

      We spent approximately $ 200,000 for advertising for our new $9.95 unlimited Internet dial-up but did not manage to attract a substantial number of clients. Although we experienced a growth on its customer base, that growth was far less then originally projected by management. In November 2000, we sold our dial-up internet access business to an unaffiliated third party for $25,000 because we could no longer afford to maintain our dial up lines.

Merger

      Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2000 between Parputt Enterprises, Inc. ("PEI"), a Nevada corporation, and Quest Net Corp., all the outstanding shares of common stock of PEI were exchanged for 275,000 shares of common stock of Quest in a transaction in which Quest was the surviving company.

      The Merger Agreement was adopted by the unanimous consent of the Board of Directors of PEI and approved by the unanimous consent of the shareholders of PEI on March 13, 2000. The Merger Agreement was adopted by the unanimous consent of the Board of Directors of Quest on March 13, 2000. Pursuant to Florida, law the consent of the shareholders of Quest was not required.

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

      Until September 1,2000, we had four working subsidiaries, each with its own market and customer base. We sold dial-up and dedicated Internet access services through IPQuest Corp. and wireless Internet services through Quest Wireless Corp. In addition, we provided Internet content, e-commerce and search engine development through GlobalBot Corp., and provided international long distance phone services through CWTel, Inc. In June 2000, due to our lack of working capital, we sold 20% of our interest in GlobalBot Corp. to InfoDotcoza, Ltd., an unaffiliated third party. In addition, our Board of Directors has approved the spin-off of GlobalBot to our shareholders in order to give GlobalBot the financial and operational flexibility to take advantage of significant growth opportunities in the E-commerce business. We believe that separating the two companies will give GlobalBot a better access to capital, and allow the investment community to measure GlobalBot's performance as a stand alone company. We anticipate that the spin-off will be completed before February 2001.

      In November 2000, we were forced to sell our dial-up internet access business to an unaffiliated third party because be could no longer afford to maintain our dial up lines. In addition, we have consolidated the IP Quest and Quest Wireless operations with the CWTel operations in order to conserve our cash and other resources.

      Of the four subsidiaries, CWTel, Inc., is the only subsidiary being operated by Quest. IPQuest and Quest Wireless are inactive. GlobalBot, although still 80% owned by Quest until the completion of the spin-off, is being operated as a stand-alone company by separate management.

CWTel

         CWTel, Inc. offers the following services: Local Dial Tone also known as Basic Telephone Service, Long Distance Calling and High Speed Internet, the latest both dedicated and shared, marketed as WDSL.

         CWTel, Inc. transports the service to the end user through a digital wireless connection; these wireless systems are placed in the rooftops of commercial buildings utilizing fixed wireless point to point transmitters. This technology allows CWTel to avoid using the services of the local incumbent telephone company to complete the last mile connection, thus yielding great savings to CWTel and in turn passed thru to the customer.

         Current CWTel's technology uses a two-foot rooftop dish that is easily concealed within the roof of the building, a 5.8GHz transceiver that is capable of transmitting up to 24Mb of bandwidth and up to 48 conventional voice calls simultaneously for a distance of up to 45 miles. Other transceivers allow for more bandwidth to shorter distances, the 45Mb unit will transmit up to 15 miles and the 100Mb unit up to 5 miles.

         Due to the nature of the Local Dial Tone service and the high availability needed to provide such services, CWTel uses conventional uncompressed T-1's on their transceivers instead of compressed Voice Over IP protocol. This technology is also known as wireless fiber.

         All voice services are provided through a 2000 port Class 5 Harris telecom switch, all IP services use Cisco equipment.

         CWTel, Inc. markets these services to commercial buildings in the tri-county area of South Florida; the rates offered to the end users are approximately 50% lower than BellSouth, the local telephone provider. Long Distance prices are very competitive compared to other carriers and the available casual dial providers (1010XXX).

         High Speed Internet is marketed under different plans, the WDSL option priced at $ 45.00; a shared T-1 priced at $189.00 and dedicated T-1 priced at $ 699.00.

         CWTel installs the rooftop equipment and necessary indoor and battery backup equipment within a week. The marketing team, who work on a commission basis, utilize posters and brochures to advertise the "Smart Building" to the tenants, thereafter a door-to-door sales is performed.

         Quest, through CWTel, has installed and maintained seven "Smart Buildings" (two other buildings were installed but have since cancelled their services). In addition, CWTel has pending contracts for eleven new buildings. Due to the changes to a better technology and our lack of funds to purchase equipment, we have not been able to complete these installations.

         The customer base of CWTel is as follows:

         Seven  commercial  buildings  providing  Local Dial Tone, Long Distance
           Service and High Speed Internet.
         Total number of customers:                      54
         Total number of Local Lines:                   229
         Total number of toll free service customers:    38
         Total number of dedicated Internet Customers:   17
         Total number of Internet Hosting Accounts:     160
         Total number of collocation customers:           6


GlobalBot

         Until June 2000, GlobalBot was a wholly owned subsidiary of Quest. In June 2000, due to our lack of working capital, we sold 20% of our interest in GlobalBot Corp. to InfoDotcoza, Ltd., an unaffiliated third party. In addition, our Board of Directors has approved the spin-off of GlobalBot to our shareholders in order to give GlobalBot the financial and operational flexibility to take advantage of significant growth opportunities in the E-commerce business. We believe that separating the two companies will give GlobalBot a better access to capital, and allow the investment community to measure GlobalBot's performance as a stand alone company. We anticipate that the spin-off will be completed before February 2001. GlobalBot, although still 80% owned by Quest until the completion of the spin-off, is being operated as a stand-alone company by separate management at a separate location.

         GlobalBot is currently operating with three full-time employees and is in the process of conducting executive searches for two additional positions for Marketing and Management Information Systems (MIS). GlobalBot is an E-commerce website that sells advertising space on its websites to individuals and dealers who are looking to sell their aircrafts, boats, cars & motorbikes. At present, boatsonline.com, carsonline.com and motorbikeonline.com are under construction and will follow the same format as Wingsonline.com, which is now GlobalBot's only source of revenue.

         Wingsonline is one of the leading Internet sites in the aircraft market today. Wings is used as a market place to purchase airplanes, parts, accessories, locate aviation services, financing, or insurance and employment forum for those seeking employment.

   Wings Online offers five different payment options for advertising space:

         A basic 50-word advertisement w/o photos for $12.00.

         Full specifications of the aircraft without photos for $16.00.

         Full specifications of the aircraft plus one photo for $25.00

         Full specification sheet that includes up to 3 photos for $32.50

         Full specifications and up to five photos for $39.00.

         In addition, Wings also offers its customers an option to have their own company banner or link ad created free of charge that can link to external sites or internal pages. Currently, the monthly cost of a banner ad is $100.00 per month and a link ad is $50.00 per month.

         Wings provides its customers with the ability to search its website for aircraft's and other aviation services for free, it also offers the user the option to sign up on its "Hotlist" which will send the user the latest aircrafts that have been posted at no charge. The Wingsonline customer database consists of approximately 225 customers.


The GlobalBot Spin-off
----------------------

Company Doing the Spin-off:                          Quest  Net Corp., a Florida
                                                     corporation.

Company Resulting from the Spin-off.                 GlobalBot, Corp, a  Florida
                                                     corporation.

Conditions to the Spin-off:                          None

Spin-off Ratio:                                      One  share  of  our  common
                                                     stock for every four shares
                                                     of  Quest  Net Corp. common
                                                     stock held of record on the
                                                     spin-off record date.

Spin-off Record Date:                                May 1,2000(5:00 p.m.Florida
                                                     time).

Spin-off Effective Date:                             Upon  effectiveness  of the
                                                     GlobalBot     Form       10
                                                     Registration Statement.
 .
Dividend Agent:                                      The dividend agent is
                                                     Florida Atlantic Stock
                                                     Transfer, Inc.  The address
                                                     and telephone number of the
                                                     dividend  agent is 7130 Nob
                                                     Hill Road, Tamarac, Florida
                                                     33321, (954) 726-6305.

Material Federal Income Tax
Consequences to GlobalBot
Shareholders:                                        Alberni & Alberni, P.A. has
                                                     issued   an    opinion   to
                                                     GlobalBot  to  the   effect
                                                     that,  for  federal  income
                                                     tax purposes, the  spin-off
                                                     should    qualify    as   a
                                                     tax-free  distribution   to
                                                     the  shareholders  of Quest
                                                     Net Corp. under Section 355
                                                     of the   Internal   Revenue
                                                     Code.            Therefore,
                                                     shareholders   should   not
                                                     incur  federal  income  tax
                                                     upon  the  receipt  of  our
                                                     common  stock  in the spin-
                                                     off.

Trading Market and Symbol for
our Common Stock:                                    At  present  there  is   no
                                                     public trading  market  for
                                                     GlobalBot   common   stock.
                                                     GlobalBot   will  apply  to
                                                     have   its   common   stock
                                                     approved for  quotation  on
                                                     the Nasdaq OTCBB. We cannot
                                                     be  certain  that a trading
                                                     market will develop.
Transfer Agent and Registrar
for our Common Stock:                                Florida   Atlantic    Stock
                                                     Transfer,  Inc.,  7130  Nob
                                                     Hill Road  Tamarac, Florida
                                                     33321, (954) 726-6305.

Relationship between Quest Net
Corp. and GlobalBot after the
Spin-off:                                            After the spin-off,   Quest
                                                     Net Corp.and GlobalBot will
                                                     operate   independently  of
                                                     each  other   as   separate
                                                     public companies.


ITEM 2.  DESCRIPTION OF PROPERTY

         We have combined our offices with the offices of CWTel. These offices are located at 1250 East Hallandale Beach Blvd.Suite 502, Pembroke Park, Florida 33009. CWTel leases approximately 800 square feet of office space from unaffiliated third parties for $1,838 per month. This lease expires in May 2002. We believe that this facility is adequate for our current and reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

Secure Transaction International Corp. et al.
---------------------------------------------

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

Herman Henin
------------

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

Autonomy, Inc.
--------------

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

James LLC
---------

         On May 5, 2000, a lawsuit was filed against the Quest in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that we breached our contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. This lawsuit was settled in October 2000.

         The terms of the settlement were submitted to the Court for a fairness hearing pursuant to 15 U.S.C. Section 77 (a)(10) and the Court approved the Settlement. Pursuant to the terms of the Settlement, Quest issued 25,900,000 shares of its unrestricted Common Stock to James LLC and a Promissory Note in the principal sum of $3,500,000, maturing December 31, 20001, and bearing interest at the rate of eight percent per annum.

Securities and Exchange Commission
----------------------------------

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

Florida Department of Revenue
-----------------------------

         During the month of January, we were notified of an impending investigation by the Florida Department of Revenue concerning the payment of Florida Use Taxes in regard to the purchase of our Fixed Assets. We contracted a Certified Public Accountant to respond to the Florida Department of Revenue. As a result of this limited investigation, it came to light that we had failed to pay Use Taxes on certain of our purchases. The total liability that was paid by Quest and Quest Wireless was approximately $6,083.

Qwest Communications International, Inc.
----------------------------------------

         On October 24, 2000, we were served with a lawsuit filed by Qwest Communications International, Inc. in the United States District Court for the District of Colorado. The complaint alleges trademark infringement, unfair competition, false designation of origin and false description, and trademark dilution. Qwest has requested the Court to, among other things, to:

  Preliminarily and permanently enjoin Quest from using the name Quest.

          >> Award damages to Qwest for actual damages sustained by Qwest resulting from the use of the name Quest by us.

          >> Award Qwest treble the profits resulting from the dilution and infringement of the rights of Qwest by our use of the name Quest.

          >> Require Quest to cancel all trade names,trademark registrations and domain names using the name Quest

          >> Award punitive damages

         Due to its financial condition, Quest is unsure at present what action will be taken with regard to this lawsuit.

Threatened Litigation
---------------------

         Due to our lack of working capital, we have been late on payments to creditors and vendors, many of which have threatened legal action. If lawsuits are instituted, Quest may be forced into Bankruptcy.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASDAQ over-the-counter bulletin board market under the symbol QNET. There has been trading in our common stock since July 10, 1998.

         The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the common stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

QUARTER ENDING              High/BID        Low/BID

FISCAL YEAR 1998
September 1998             $  3.0625       $  .8128
December 1998              $  9.75         $  .51
March 1999                 $ 15.00         $ 5.00
June 1999                  $ 10.1255       $ 4.56

FISCAL YEAR 1999
September 1999             $  9.250        $ 2.875
December 1999              $  3.44         $ 1.25
March 2000                 $  3.69         $ 1.62
June 2000                  $  1.750        $ 0.08

FISCAL YEAR 2000
September 2000             $  0.125        $ 0.0625

         On November  13, 2000,  the closing  trade price of the common stock as
reported  on the OTC  Bulletin  Board was  $.025    As of such date,  there were
approximately 300 holders of record of our common stock.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      Quest Net Corp., since inception, has been primarily engaged in providing Internet connectivity and the development of Internet tools for individuals and companies.

      The Company has incurred net losses applicable to common shareholders since inception through June 30, 2000, of approximately $18,160,900 after discounts and dividends on preferred stock. The Company anticipates that losses from operations will continue due to the lack of working capital and the capital necessary to fund its operations.

      The company's costs and expenses primarily fall into the following categories:

            o     Telecommunications and operations;
            o     Employee stock compensation plans;
            o     Employees' salaries
            o     General and administrative;
            o     Amortization and depreciation.

         Telecommunications     and     operating     expenses     consist    of
telecommunications, including the cost of local telephone lines and costs of leased lines connecting the Internet and operations centers.

         Operating   expenses  also  include  employee  salaries  and  benefits, equipment costs, office rent and utilities and customer service and technical support costs.

         Employee stock compensation plans consist of restricted common stock awards and options. The Company has utilized its restricted stock as an incentive to attract and keep qualified experienced key personnel.

         General and administrative expenses consist primarily of administrative staff and related benefits.

         Amortization expense primarily relates to the amortization of goodwill and a non-compete agreement acquired in a purchase of an e-commerce provider and certain equipment and licenses related to proposed plans to offer Internet kiosks. Amortization expense is based on the Company's best estimate of the useful lives of the intangible assets.

         Depreciation expense primarily relates to equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line method for the equipment.


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 AND JUNE 30, 1999

REVENUE

      Revenue for the year ended June 30, 2000 was $294,502 as compared to $1,070,198 for the same period in 1999. The decrease was primarily a result of the loss of a major customer, severe competition from large companies, the saturation of the Internet market and a reduction of marketing and technical personnel, due to a lack of working capital, to maintain the previous year's level of operations.

COSTS AND EXPENSES

      Cost of revenue, was substantially comprised of leased and telephone lines for the year ended June 30, 2000 was $518,324 as compared to $695,088 for the same period in 1999. The decrease was a result of a reduction in software and source code purchased for resale due to a reduction in software sales.

   Stock based compensation decreased by $5,579,027 during the year ended June 30, 2000 as compared to the year ended June 30, 1999 due to a decline in our stock price. During the year ended June 30, 1999 the Company's stock was trading at substantially higher prices and, as result, we incurred higher expenses in order to fulfill our commitment to issue shares to employees and consultants. Additionally, certain employment contracts were canceled as result of a reduction in the workforce due to a decrease in revenues, thereby decreasing the number of shares issued as issuance was predicated on Company performance.

      Bad debt expense decreased by $865,939 during the year ended June 30, 2000 as compared to the year ended June 30, 1999 as result of less vulnerability due to the loss of a major client and a decrease in the level of operations.

      Salaries and bonuses increased by $398,954 during the year ended June 30, 2000, as compared to the year ended June 30, 1999, due to the hiring of additional staff, the increase in our sales force and the hiring of a Chief Financial Officer and a new President, and the eventual termination of those contracts.

      General and administrative costs increased to $2,504,166 for the year ended June 30, 2000 as compared to $599,861 for the same period in 1999. The $1,904,305 increase was a largely due to the $9.99 dial up advertising campaign, rent for larger office space, additional consulting contracts in order to generate new business or to retain existing business, legal fees incurred due to the SEC investigation and other lawsuits. Additionally included in the increase is $706,000 representing balance of the rent due on a lease for property vacated in August 2000 with a remaining term of 54 months.

      Depreciation and amortization increased by $715,538 during the year ended June 30, 2000 as compared to the year ended June 30, 1999. The increase was due to purchasing and placing in service equipment acquired during the year and intangible assets acquired in the purchase of Wings Online, Inc., AVX Communications and CWTel, Inc.

      The Company experienced an unauthorized loss on property and equipment of $655,000 during the three months ended March 31, 2000. At the time of the move to its new office, the Company noticed that certain equipment that was in storage was missing. The Company began to investigate this loss and has reported the matter to the proper authorities. Several individuals had access to the storage facility and equipment, which makes it very difficult to recover the equipment or to identify the person or persons involved.

      At June 30, 2000, the Company reviewed the net book value of its fixed assets, covenant not to compete associated with its acquisition of Wings Online, Inc. and goodwill associated with acquisitions of CWTel, Inc. and AVX
Communications. The review indicated that based on the Company's level of operations, the Company's estimate of the recoverability of such net book values was significantly impaired. Accordingly, the Company recognized a loss on impairment of $2,467,749 comprised of $714,851 attributable to fixed assets, $179,633 attributable to the covenant not to compete and $1,573,265 attributable to goodwill.

      Interest expense increased by $27,937 during the year ended June 30, 2000 as compared to the year ended June 30, 2000 as a result of Company not redeeming its preferred stock outstanding on a timely basis due to a lack funds at the time.

      Interest income increased by $68,328 during the year ended June 30, 2000 as compared to the year ended June 30, 1999 due to the investment interest earned on the proceeds of a $5,000,00 private placement.

      The  Company  recorded  a   charge  of  $100,000  as  a  penalty  for   an
unconsummated acquisition. The penalty was incurred because the Company canceled its acquisition of 49% of AfricaInternet, Corp. a related party company.

LIQUIDITY AND CAPITAL RESOURCES

      From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company currently has a working capital deficiency of $2,429,645 as compared to working capital of $4,340,804 at June 30, 1999 and a Shareholders' deficit of $1,483, 940 including an accumulated deficit of $18,260,927 at June 30, 2000. Additionally, the cash used in operations for the year ended June 30, 2000 totaled $2,196,502. These and other factors raise a substantial doubt as to the ability of the Company to continue as a going concern. In order to continue its current operations and effectuate its operational plan the Company will need to obtain additional debt or equity financing. In the event that the Company is unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions that are acceptable, the Company may have to cease or severely curtail operations.

      The Company has financed its operations through several Regulation D private placement transactions.

      The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 2001 will be approximately $ 250,000.

      In June 1999, we finalized a Private Placement ( REG D 506) with James LLC in the amount of $5,000,000, of which the company received a net amount of $4,650.000. On May 5, 2000, a lawsuit was filed against Quest by James LLC. The lawsuit was settled On October 5, 2000, the lawsuit was settled. As part of the settlement, the Company issued James LLC, 25,900,000 shares of its common stock, thereby giving James LLC a majority interest in the shares of the Company's common stock then outstanding and a note in the principal sum of $3,500,000 maturing on December 31, 2001 with interest at 8% per anum.

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

Limited Operating History; Continuing Operating Losses
------------------------------------------------------

         From inception to June 30, 2000, we generated revenues of approximately $1,364,700 and incurred operating expenses of approximately $18,000,000. At June 30, 2000, we had a net loss of approximately $9,220,669.

The Company is Unable to Meet Capital Needs
-------------------------------------------

         At present, we are not generating enough cash flow to meet our operating needs. We have downsized our employees to three full-time and one part-time employee, including our sole officer, Charles Wainer. The Company has cut back on all but the necessary expenses, however we still cannot fund our operations.

         We have been seeking additional capital to fund our operations, and we are seeking to obtain additional capital through debt or equity financing or conventional loans. However, we have been unsuccessful to date due to our credit rating and low stock price. If we cannot obtain additional funds or a candidate that wishes to take over the Company and infuse additional capital within the next few months, the Company will be forced to cease operations or seek protection by filing for Bankruptcy.

         Our lack of working capital has necessitated the sale of 20% of our subsidiary GlobalBot. In addition, our Board of Directors has approved the spin-off of GlobalBot in order to give GlobalBot the financial and operational flexibility to take advantage of significant growth opportunities in the E-commerce business. We believe that separating the two companies will give GlobalBot a better access to capital, and allow the investment community to measure GlobalBot's performance as a stand alone company.

         In November 2000, we were forced to sell our dial-up customers to an unaffiliated third party because be could no longer afford to maintain our dial up lines.

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

We Are Subject To All Of The Substantial Risks Inherent In An Internet Business, Which May Harm Our Ability To Operate Successfully.

         We are subject to all of the substantial risks inherent in an Internet related business, any one of which may harm our ability to operate successfully. These include, but are not limited to:

   Our inability to develop,  maintain  and/or increase levels of traffic on our
     Internet  sites.
   Our  inability  to  attract  or  retain  customers.
   Our inability to generate significant Web-based revenue from our customers. Our failure to anticipate and adapt to a developing market and the level of use of the Internet and online services for the purchase of consumer products and in general.
   Our inability to upgrade and develop competitive systems and infrastructures. The failure of our servers and networking systems to efficiently handle our
     Web  traffic.
   Technical difficulties  and  system  downtime  or  Internet brownouts.

If We Raise Addition Capital Through The Issuance Of Equity Or Convertible Debt, Your Proportionate Interest Will Be Diluted.

         We will need more working capital to continue our operations. If we raise additional capital by issuing equity or convertible debt securities, the percentage ownership of our then-current stockholders will be reduced, and such securities may have senior rights, preferences, or privileges.

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

         Our  data  centers,   equipment  and  networks,   and  our   customers'
information are subject to damage and unauthorized access from:

               Human error and tampering.
               Breaches of security.
               Natural disasters.
               Power loss.
               Capacity limitations.
               Software defects.
               Telecommunications failures.
               Intentional acts of vandalism, including computer viruses.

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

We Could Not Provide Adequate Service To Our Customers If We Were Unable To Secure Or Maintain Sufficient Network Capacity To Meet Our Future Needs On Reasonable Terms Or At All.

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

You May Not Be Able To Resell Shares Of Our Stock At Or For More Than The Price You Paid.

         The price of our common stock and Internet and telecommunication stock in general, have recently experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. During the period from July 10, 1998 to November 13, 2000 the bid and ask price of our common stock has ranged from a high of $30.71 to a low of $.02. If continued, these broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. This volatility may negatively impact the liquidity and value of your shares.

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

       Adversely  affect  the voting power or other rights of the holders of our common stock.
       Substantially dilute the common shareholder's interest.
       Depress the price of our common stock.



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

        The issuance of "blank check" Preferred stock could delay, deter, or prevent a take over, merger or change of control and May Prevent You From Realizing A Premium Return.

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

We May Not Be Able To Compete In The Internet Service Market

         We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing, and other resources than we have. We compete directly or indirectly with the following categories of companies:

        >> Established  online services,  such as America Online, the  Microsoft
           Network, CompuServe, and Prodigy.
        >> Local, regional, and national Internet  service  providers,  such  as
           MindSpring, Earthlink, Network, Inc., Internet America, and PSINet.
        >> National  telecommunications  companies,  such  as  AT&T  Corp.,  MCI
           WorldCom, Inc., Sprint, and GTE.
        >> Regional Bell operating companies,  such   as   BellSouth   and   SBC
           Communications.

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

Quest Has Limited Marketing And Sales Capability.

         Because of our lack of working capital we have not had the resources to develop a marketing and sales force.

Dependence On Qualified Personnel.

         Due to the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified technical and managerial personnel. Our failure to recruit key technical and managerial personnel in a timely manner has been detrimental to our plan of operations and has had an adverse impact upon our business affairs and finances. Due to our lack of operating capital, we have had to downsize our technical personnel to two, which includes Charles Wainer, our sole officer.


The "Going Concern" emphasis On The Report Of Our Independent Accountants May Reduce Our Ability To Raise Additional Financing.

         The report of our independent accountants on our June 30, 2000 Consolidated Financial Statements contains an explanatory paragraph regarding our ability to continue as a going concern. Our independent accountants cited our history of operating losses, limited operating history, and negative cash flow from operations, which raised substantial doubt as to our ability to continue as a going concern. This "going concern", emphasis will reduce our ability to raise additional financing.

Control By James LLC/Possible Change Of Control

         James LLC beneficially owns 54.3% of the outstanding Common Stock of the Company. Due to it stock ownership, James LLC is in a position to elect all of the Company's directors and control policies and operations of the Company. This could effectuate a change in control of the Company. See, "Principal Shareholders".

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

                                                                            Page

         Independent Auditor's Report                                    F-2-F-3

         Financial Statements

                  Balance Sheet                                            F-4

                  Statements of Operations                                 F-5

                  Statements of Shareholders' Equity (Deficit)           F-6-F-7

                  Statements of Cash Flows                                 F-8

                  Notes to Financial Statement                          F-9-F-22

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Quest Net Corp. and Subsidiaries
Pembroke Park, Florida

We have audited the accompanying consolidated balance sheet of Quest Net Corp. and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Net Corp. and subsidiaries as of June 30, 2000, and the results of its operations changes in shareholders' equity (deficit)and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no significant revenue from operations. It is utilizing technology which may require substantial expenditures to successfully market. The Company must successfully complete its marketing efforts. As a result the Company may need additional funds. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.


                                      /s/ Feldman Sherb & Co., P.C.
                                      Certified Public Accountants

New York, New York
November 10, 2000

To the Board of Directors and Shareholders
Quest Net Corp. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Quest Net Corp. and subsidiaries (a Florida corporation in the development stage) as of June 30, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1999 and 1998 and for the period November 28, 1995 (inception) through June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Net Corp. and subsidiaries, as of June 30, 1999 and 1998 and the results of their operations and cash flows for the years ended June 30, 1999 and 1998 and for the period November 28, 1995 (inception) through June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,032,794 for the year ended June 30, 1999, negative cash flows from operations and has a limited operating history. These and other factors discussed in Note A to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Cordovano and Harvey, P.C.

Cordovano and Harvey, P.C.
Denver, Colorado

July 10, 1999

                                QUEST NET CORP.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS
 Cash........................................................ $    28,691
 Accounts receivable, net of $10,185 allowance. .............      35,712
 Prepaid expenses............................................      21,433
                                                               ----------
       TOTAL CURRENT ASSETS..................................      85,836

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $112,600........................     292,982

PROPERTY NOT IN SERVICE .....................................     689,615

OTHER ASSETS.................................................      33,380
                                                               ----------
                                                              $ 1,101,813
                                                               ==========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses....................... $ 1,733,788
 Notes payable...............................................      81,985
 Due to shareholder..........................................     637,332
 Obligations under capital lease - current...................      12,252
                                                               -----------
       TOTAL CURRENT LIABILITIES.............................   2,465,357

MINORITY INTEREST............................................      80,000

OBLIGATIONS UNDER CAPITAL LEASE..............................      40,386

SHAREHOLDERS' DEFICIT
 Preferred stock, no par value; 5,000,000 shares authorized;
  30,000 shares issued and outstanding
 Common stock, no par value; 50,000,000 shares authorized;
  23,474,309, shares issued and outstanding..................  16,390,721
   stock warrants, 47,000 issued and outstanding.............       7,191
   stock options, 10,000 issued and outstanding..............      25,800
 Additional paid in capital..................................     353,285
 Accumulated deficit......................................... (18,260,927)
                                                               ----------
       TOTAL SHAREHOLDERS' DEFICIT...........................  (1,483,930)
                                                               ----------
                                                              $ 1,101,813
                                                               ==========

        See accompanying notes to the consolidated financial statements


                                QUEST NET CORP.
                                ---------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the Years Ended
                                                   June 30,
                                            ----------------------
                                               2000        1999
                                            -----------  ---------

REVENUES
 Internet related and other services......$   294,502   $  136,361

   OTHER:
 Bandwidth sales ..........................      -         396,000
 Software sales and development ...........      -         537,837
                                            -----------  ----------
TOTAL REVENUES                                294,502    1,070,198
                                            -----------  ---------
COSTS AND EXPENSES
 Cost of internet related services.........   518,324       95,088
 Cost of revenues - software sales
  and development..........................      -         600,000
 Stock based compensation.................. 1,450,458    7,029,485
 Bad debt expense..........................    27,156      893,095
 Salaries and bonuses......................   782,114      383,160
 Consulting fees, related party............      -         135,000
 General and administrative................ 2,504,166      599,861
 Depreciation and amortization............. 1,028,905      313,367
 Unauthorized loss on property
  and equipment............................   655,000         -
 Loss on impairment of long lived assets... 2,467,749         -
 Loss on disposal of assets................     7,810       56,559
 Penalty for unconsummated acquisition.....   100,000        -
                                            ----------- ----------
TOTAL OPERATING EXPENSES                    9,541,682   10,105,615
                                            -----------  ---------
OPERATING LOSS                             (9,247,180)  (9,035,417)

NON-OPERATING INCOME (EXPENSE)
 Interest expense..........................   (33,880)      (5,943)
 Interest income...........................    76,894        8,566
 Realized loss on marketable securities....   (16,503)        -
                                            -----------   ---------
NET LOSS                                  $(9,220,669) $(9,032,794)
                                            ===========  ==========
NET LOSS PER SHARE:
 Basic and diluted........................$     (0.41) $     (0.68)
                                            ===========  ==========
SHARES USED FOR COMPUTING NET LOSS PER SHARE:

 Basic and diluted.......................  22,639,802   13,322,111
                                           ============ ===========















        See accompanying notes to the consolidated financial statements





                                QUEST NET CORP.
                                ---------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       For the years ended June 30, 2000 and 1999


                                                                                                  Additional             Total
                                                 Preferred Stock        Common Stock               Paid In  AccumulatedShareholders'
                                                Shares     Amount     Shares     Amount   Warrants Capital     Deficit      Deficit
                                              --------- ----------- ---------- ---------- -------- --------   -------   -----------
BALANCE, July 1, 1998 .......................         -    $      -    440,007  $ 129,544   $    -  $     -   $(7,464)  $   122,080

July 27, 1998 shares issued for software
   purchase .................................    60,000     600,000          -          -        -        -         -       600,000

September 21, 1998, conversion of
   preferred shares..........................   (60,000)   (600,000)   300,000    258,300        -  341,700         -             -

November 2, 1998, shares issued for services,
   valued at market value of stock...........         -           -    200,000    600,000        -        -         -       600,000

November 2, 1998, shares issued for services
   at market value of stock .................         -           -    101,333    303,999        -        -         -       303,999

November 23, 1998, shares issued for cash,
   net of $2,950 offering costs..............         -           -     50,000     97,050        -        -         -        97,050

December 1, 1998, shares issued for
   officers' compensation ...................         -           -  1,310,693  4,013,997        -        -         -     4,013,997

December 11, 1998, shares issued pursuant
   to employment agreements..................         -           -    175,000    514,063        -        -         -       514,063

December 22, 1998, shares issued in
   exchange for equipment ...................   100,000   1,000,000  2,607,660    724,520        -        -         -     1,724,520

December, 1998, shares issued for cash.......         -           -     50,000     50,000        -        -         -        50,000



        See accompanying notes to the consolidated financial statements



                                QUEST NET CORP.
                                ---------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       For the years ended June 30, 2000 and 1999

                                                                                                              Deficit
                                                                                                           Accumulated
                                                                                       Warrants Additional   During        Total
                                             Preferred Stock         Common Stock         and    Paid In  Development  Shareholders'
                                            Shares     Amount     Shares      Amount   Options   Capital     Stage       Deficit
                                          --------- ----------- ---------- ----------- --------  -------- -----------   -----------
January 5, 1999, shares issued for
   compensation at market value of stock.         -           -     17,667     178,878        -         -           -       178,878

January 5, 1999, shares issued for payment
   of offering costs of $15,000..........         -           -     24,000           -        -         -           -             -

Shares issued in three for one common stock
   dividend .............................         -           - 15,525,081           -        -         -           -             -

January 7, 1999, shares issued for cash..         -           -     25,000      75,000        -         -           -        75,000

January 8, 1999, shares issued for services
   at market value of stock..............         -           -        677       8,801        -         -           -         8,801
January 1999, shares issued for purchase of
   domain names..........................         -           -      1,500       7,000        -         -           -         7,000

January 25, 1999, shares issued for cash.         -           -    132,915     692,809        -         -           -       692,809

January 25, 1999, 47,000 warrants
   issued for cash.......................         -           -          -           -    7,191         -          -         7,191

February 15, 1999, shares issued in
   acquistion of Wings Online, Inc.               -           -     29,326     200,000        -         -           -       200,000

February 12, 1999, shares issued
   pursuant to employment agreement......         -           -    100,000     154,675        -         -           -       154,675

March 2, 1999, shares issued for services,
   valued at market value of stock.......         -           -      4,000      29,375        -         -           -        29,375

May 3, 1999, shares issued in exchange for
   property..............................         -           -     39,894     300,000        -         -           -       300,000

May 17, 1999, 10,000 options granted at
   fair value ...........................         -           -          -           -   25,800         -           -        25,800

May 27, 1999, shares issued for cash, net
   of $350,000 offering costs............         -           -    910,747   4,650,000        -         -           -     4,650,000

Net loss for the year ended
   June 30, 1999.........................         -           -          -           -        -         -  (9,032,794)   (9,032,794)
                                          --------- ----------- ---------- ----------- --------  -------- -----------   -----------
              BALANCE,  JUNE 30, 1999       100,000   1,000,000 22,045,500  12,988,011   32,991   341,700  (9,040,258)    5,322,444

Redemption of preferred stock............  (100,000) (1,000,000)         -           -        -         -           -    (1,000,000)

Issuance of common stock for compensation         -           -    543,372   2,063,869        -         -           -     2,063,869

Issuance of options for employee
   compensation..........................         -           -          -           -        -    11,585           -        11,585

Issuance of common stock for services....         -           -    267,650     518,088        -         -           -       518,088

Issuance of common stock for leasehold
   improvements..........................         -           -     32,787     120,753        -         -           -       120,753

Issuance of common stock for Parputt
   acquisition...........................         -           -    275,000           -        -         -           -             -

Issuance of common and preferred stock
   for acquisition of CWTel, Inc.........    30,000           -    310,000     700,000        -         -           -       700,000

Net loss for year ended June 30, 2000....         -           -          -           -        -         -  (9,220,669)   (9,220,669)
                                          --------- ----------- ---------- ----------- --------  -------- -----------   -----------
              BALANCE,  JUNE 30, 2000        30,000  $        - 23,474,309 $16,390,721 $ 32,991  $353,285$(18,260,927)  $(1,483,930)
                                          ========= =========== ========== =========== ========  ======== ===========   ============


        See accompanying notes to the consolidated financial statements


                                QUEST NET CORP.
                                ---------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                  For the Years Ended June 30,
                                                  -----------------------------
                                                        2000             1999
                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss........................................ $   (9,220,669) $  (9,032,794)
                                                      ----------     ----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................      1,028,905        313,367
  Loss on impairment of long-lived assets........      2,467,749              -
  Unauthorized loss on equipment.................        655,000              -
  Loss on disposal of assets.....................              -         56,559
  Common stock issued for services...............        518,088        600,000
  Common stock issued for leasehold..............        120,753              -
  Common stock issued for compensation...........      2,075,454      7,029,485

Changes in assets and liabilities:

 Accounts receivable.............................         18,252        (42,515)
 Other receivable................................          2,276              -
 Prepaid expenses................................          9,501              -
 Other assets....................................         36,420        (69,250)
 Accounts payable and accrued expenses...........      1,510,034        123,000
 Accrued compensation............................     (1,418,265)             -
                                                      -----------   -----------
                                                       7,024,167      8,010,646
                                                      -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ...........     (2,196,502)    (1,022,148)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures............................     (1,249,826)      (118,756)
 Proceeds from sale of equipment.................              -          2,100
 Investment in subsidiary........................              -       (135,000)
                                                      -----------   -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES .....     (1,249,826)      (251,656)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable......................         81,985              -
 Repayments of capital lease.....................         (5,255)             -
 Sale of common stock and warrants...............              -      5,925,000
 Debt issue costs................................              -       (352,950)
 Proceeds from related party debt................         20,000              -
 Proceeds from sale of 20% interest in subsidiary         80,000              -
 Redemption of preferred stock...................     (1,000,000)             -
                                                      -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (823,270)     5,572,050
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH  ................     (4,269,598)     4,298,246
 Cash, beginning of period.......................      4,298,289             43
                                                      -----------   -----------
 Cash, end of period............................. $       28,691  $   4,298,289
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest........................... $            -  $       5,943
                                                      ===========   ===========
Cash paid for income taxes....................... $            -  $           -
                                                      ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for property................ $      120,753  $   1,031,520
                                                      ===========   ===========
 Preferred stock issued for property............. $            -  $   1,600,000
                                                      ===========   ===========
 Common stock issued for acquisitions............ $      700,000  $     200,000
                                                      ===========   ===========
 Common stock issued for offering costs.......... $            -  $      15,000
                                                      ===========   ===========

        See accompanying notes to the consolidated financial statements

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization,  business, liquidity and summary of significant accounting
--------------------------------------------------------------------------------
policies
--------

Organization and business
-------------------------

Quest Net Corp. (the "Company" or "Quest") was incorporated in the state of Colorado on November 28, 1995 under the name of A. P. Sales, Inc. The Company was formed for the purpose of entering the office furniture repair and reconditioning market. In June of 1998, the Company acquired certain assets related to the internet services industry and became a provider of Internet system and network management solutions for enterprises with mission-critical Internet operations, including server hosting, Internet connectivity, and Internet technology services. At that time, the Company changed its name to Quest Net Corp. The Company redomiciled in Florida in December 1998.

Merger
------

Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2000 between Parputt Enterprises, Inc. ("PEI"), a Nevada corporation, and Quest Net Corp., all the outstanding shares of common stock of PEI were exchanged for 275,000 shares of common stock of Quest in a transaction in which Quest was the surviving company. The merger was accounted for as a recapitalization of Quest.

Basis of presentation
-----------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $9,220,669 for the year ended June 30, 2000, and has a limited operating history. Those factors, as well as the uncertain condition that the Company faces as a new business with an unproven business model entering the new and rapidly evolving market of online commerce and the Internet, create an uncertainty about the Company's ability to continue as a going concern.

Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies:

Principles of consolidation
-----------------------------

The Company's consolidated financial statements include the accounts of the Company's and its 80% owned subsidiary Wings Online, Inc. The Company formed five other wholly owned subsidiaries, IPQuest Corp., Quest Wireless Corp., Globalbot Corp., QuesTel Corp. and Quest Fiber Corp, and CWTel, Inc. as of March 1, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates
-----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies continued:

Property and equipment
-----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Leasehold improvements are amortized over the life of the existing lease of twenty two months.

Intangible assets
-----------------

Intangible assets are stated net of accumulated amortization. Amortization is provided using the straight-line method over three years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of intangible assets may warrant revision.

Long-lived assets
-----------------

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles, to determine whether any impairments are other than temporary. During the year ended June 30, 2000, the Company wrote off $2,467,749 due to impairment. Management believes that the balance of long-lived assets in the accompanying balance sheets are appropriately valued.

Sources of supplies
-------------------

The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

Income taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue recognition
-------------------

The Company recognizes revenue when internet-related services and bandwidth are provided. Revenue from the sale of software is recognized when the software is delivered to the customer. Revenue related to the maintenance and further modification of software previously sold is recognized as the work is performed.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies continued:

Stock-based compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included pro forma disclosures under SFAS No. 123.

Fair value of financial instruments
-----------------------------------

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Loss per share
--------------

The Company has adopted SFAS, No. 128, Earnings per Share. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2000 and 1999, there were 74,549 and 87,999 stock options respectively, and 47,000 common stock purchase warrants outstanding which were not included in the calculation of net loss per share-diluted because they were antidilutive.

Recently issued accounting pronouncements
-----------------------------------------

The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"),"Accounting for Derivative Instruments and Hedging Activities" for the year ended June 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

Note B:  Related party transactions
-----------------------------------

During the year ended June 30, 1999 the former President of the Company and another entity owned by the former President of the Company, paid on behalf of the Company certain expenses totaling $103,976. The former President also advanced $35,648 to the Company for working capital purposes. The Company repaid $29,725 to the former President and issued a seven and half percent note payable to the former President for the remaining $109,899. As of June 30, 1999, the Company repaid the note and accrued interest of $3,241 for a total of $113,140.

The former President advanced the Company an additional $105,000 in exchange for a note payable to the former President. The Company repaid the $105,000 within sixty days of issuance of the note, and did not accrue any interest.

                                 QUEST NET CORP.
                                 ---------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B:  Related party transactions continued
---------------------------------------------

The Company entered into an agreement to pay $135,000 to an affiliate for consulting fees related to the Company's acquisition of equipment. The equipment purchase is discussed in Note D. The Company paid the affiliate $35,000 and has recorded a due to related party in the amount of $100,000, which was repaid during the year ended June 30, 2000. The affiliate also performed consulting services during the year ended June 30, 1999 for the Company valued at $7,600. For payment of those services the Company issued 101,333 shares of the Company's common stock to the affiliate and recorded the charge for the services at the market value of the stock issued, $303,999.

From time to time during the year ended June 30, 1999, the Company paid certain expenses related to ventures the former President is associated with, but have no relative business purpose to the Company. The amounts totaled $97,360 and have been deducted from amounts accrued and payable to the President pursuant to his employment agreement.

In connection with the acquisition of CWTel, Inc., the Company owes its President $637,332 consisting of $337,332 of liabilities assumed in the transaction and $300,000 as part of the consideration of the purchase price. The amount due of $337,332 is non-interest bearing and due on demand.

In February 2000, due to management conflict as to the direction of Quest, it was mutually decided between Quest and its President at the time, Rebecca Del Medico, that Quest would be in a better situation if someone with more of an Operational/Technological background filled that position. As part of the termination agreement, Ms. Del Medico received $50,000 and the right to 50,000 shares of Quest's common stock, which Quest had accrued over the three month, ended December 31, 1999.

Note C:  Property and equipment
- -------------------------------

Furniture and equipment consisted of the following at June 30:

                                            2000
                                         ----------
          Office equipment ............  $   3,500
          Computer equipment ..........    285,507
          Software ....................    116,575
                                         ----------
                                           405,582
          Less accumulated depreciation   (112,600)
                                         ----------
                                         $ 292,982
                                         ==========

Property not in service includes $392,000, which represents items returned to a vendor subsequent to June 30, 2000 as payment for amounts due. The Company is currently negotiating to return an additional $160,000 of equipment to another vendor.

Note D:  Shareholders' equity
-----------------------------

Preferred stock
---------------

The Company is authorized to issue five million shares of no par value preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

During the year ended June 30, 1999, the Company issued 60,000 shares of its redeemable convertible preferred stock with a stated value of $10 per share in exchange for certain software used in transacting credit card business over the internet. The preferred stock was convertible into the Company's common stock based on the average five day bid price for the Company's common stock as of the date of conversion. The Company received notice of conversion on September 21, 1998. The five day average bid price prior to conversion was $.8610 per share. The preferred stock was converted into 300,000 common shares. The conversion rate in accordance with the preferred stock agreement was 696,864 common shares. The Company has recorded additional paid in capital in the amount of $341,700 to reflect the value of the excess of the conversion over the fair value of the common stock.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D:  Shareholders' equity continued
---------------------------------------

Preferred stock continued
-------------------------

During the year ended June 30, 1999, the Company issued 100,000 shares of its convertible redeemable preferred stock with a stated value of $10 per share, along with 2,607,660 shares of its common stock in exchange for computer equipment at a cost of $1,724,520. The preferred stock was redeemable six months from date of issuance. In the event of non-redemption, the holder had the right to convert the preferred shares into common stock of the Company at a conversion price equal to the average bid and asked price of the common stock for the three trading days prior to conversion. The preferred stock was valued at $1,000,000 based on the stated and redemption value of the preferred stock of $10.00 per share. The remaining purchase price of $724,520 was allocated to the common stock. Based on a third party independent appraisal of the equipment, the Company recorded the transaction at the fair value of the equipment of $1,724,520. The preferred stock was redeemed for $1,000,000 during the year ended June 30, 2000.

Common Stock
------------

On October 16, 1998 the Company reversed its 4,400,000 outstanding common shares to 440,000 to give effect to a one for ten reverse split approved by the shareholders.

On December 31, 1998, the Board of Directors approved a three for one common stock dividend to shareholders of record as of January 6, 1999. The number of shares issued in the dividend of 15,525,081 was greater than twenty five percent of the outstanding shares prior to the dividend, therefore the Company has accounted for the transaction as if it were a forward three-for-one stock split. Earnings per share calculations have been retroactively restated for all periods presented to give effect to the dividend.

During the year ended June 30, 1999 the Company sold 1,039,248 of its no par value common stock in exchange for $925,000 in cash, $42,400 of equipment (see discussion of equipment acquired for $1,724,520 above) and $32,600 in services valued at the market value of the stock issued, $903,999. The offerings were conducted on behalf of the Company through its executive officers and directors. The shares offered were not registered and were offered pursuant to an exemption from registration claimed under Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated thereunder. The Company incurred $17,950 in legal costs related to the offerings. The offering costs were paid with $2,950 cash and the issuance of 24,000 shares of the Company's restricted stock valued at the cost of the services of $15,000. The costs have been deducted from the offering proceeds and are recorded as such in the accompanying consolidated financial statements.

Shares sold to one shareholder in conjunction with the above-mentioned offering also included 47,000 warrants to purchase additional shares of the Company's no par value common stock for $9.40 per share. The warrants may be exercised anytime beginning January 25, 2000 and prior to January 25, 2001. The Company valued the warrants at $7,191 using pricing methods similar to those used in valuing options under SFAS 123. No warrants have been exercised to date.

In January 1999 the Company acquired from two different individuals the rights to the domain names Boats Online and Cars Online for $10,000 and $4,000, respectively. The purchase price was paid in 1,000 and 500 shares of the Company's restricted stock, respectively valued at $5,000 and $2,000 along with $5,000 and $2,000 in cash, respectively.

On February 12, 1999 the Company issued 29,326 shares of its restricted common stock valued at the market price of the Company's free-trading common shares, or $200,000, and $135,000 in cash, in exchange for all of the outstanding shares of Wings Online, Inc.

On May 3, 1999 the Company entered into an agreement with AVX Communications whereby the Company would receive certain assets valued at $300,000 in exchange for the issuance of 39,894 shares of the Company's restricted common stock.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D:  Shareholders' equity continued
--------------------------------------

Common Stock continued
----------------------

On May 27,  1999,  pursuant to an  exemption  from  registration  claimed  under
Section 3(b) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, the Company sold 910,747 shares of its common stock for $5,000,000 to one shareholder. The costs of the offering were legal and finders' fees of $350,000, which have been deducted from the proceeds of the offering in the accompanying consolidated financial statements.

In March 2000, the Company issued 275,000 shares of its common stock for all of the shares of common stock issued and outstanding of Parputt Enterprises, Inc. The exchange has been accounted for as a recapitalization of the Company.

In March 2000, the Company acquired all of the shares of common stock of CWTel, Inc. in consideration of $200,000, 310,000 shares of its common stock valued at $700,000 and $300,000 in notes guaranteed by the issuance of 30,000 shares of preferred stock. Additionally, the sole shareholder of CWTel became President of the Company and was issued 50,000 restricted shares of common stock valued at $100,000 under terms of his employment agreement as president.

In April 2000, the Company issued 32,787 shares of its common stock valued at $121,000 for leasehold improvements.

During the year ended June 30, 2000 the Company's former transfer agent reissued 530,000 shares to an existing shareholder without cancelling or taking possession of the original certificate. The Company is currently attempting to have the shares returned and cancelled. If the shares are not returned the Company will record the issuance of such shares in the subsequent period with the related compensation expense.

 Note E: Stock based compensation
---------------------------------

On December 11, 1998, pursuant to employment contracts with key management and officers, the Company issued 175,000 shares of the Company's common stock as compensation to three employees. The Company has recorded stock compensation expense of $514,063 based on the market price of the Company's free-trading common stock as of the date of the grant, which was December 1, 1998.

On January 5, 1999 the Company issued 10,000 shares of its restricted common stock to a former officer of the Company as payment for services. The stock was valued at the market price of the Company's free-trading common stock as of January 5, 1999 and accordingly the Company has recorded $101,250 in stock compensation expense.

On January 5, 1999 the Company issued 7,667 shares of its restricted common stock, valued at the market price of the Company's free-trading common stock as of January 5, 1999, to its board of directors and accordingly recorded a $77,628 charge to operations as directors' fees.

On February 12, 1999, the Company issued to an officer of the Company 100,000 shares of the Company's restricted common stock as payment pursuant to the officer's employment agreement. The employment agreement dated July 1, 1998 states that the officer is to receive 50,000 shares per year, 25,000 of which are to be issued each six months beginning January 1. The Company failed to issue the officer the 25,000 shares prior to the three for one dividend effective January 6, 1999. Therefore to make the officer whole, the Company issued 100,000 shares, valuing them at the total value of 25,000 shares at the market price of the Company's free-trading stock which was $6.187 on January 1, 1999, resulting in stock compensation expense of $154,675.

                                     F-13A

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation continued
-------------------------------------------

On March 2, 1999 as payment for $5,000 in consulting services, the Company issued 4,000 shares of its restricted common stock, valued at the market value of the stock issued, $29,375.

On March 10, 1999 as payment for $10,000 in consulting services, the Company issued 677 shares of its restricted common stock, valued at the market value of the stock issued, $8,801.

During the year ended June 30, 2000, the Company issued 423,522 restricted shares of its common stock to the former President of the Company in accordance with the terms of his employment contract. The shares were valued based on market at the respective dates of grant at $1,734,000 of which $1,037,000 had been accrued as of June 30, 1999. The Company issued an additional 237,500 shares of its common stock to employees, directors and professionals valued at $534,000, the market value on the respective date of grants, for services rendered of which $81,000 had been accrued as of June 30, 1999.

In March 2000, the Company entered into an agreement with a consultant for services. In consideration of such services the Company paid the consultant $150,000 and issued 100,000 shares of its common stock valued at $214,000 in accordance with the agreement.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation continued
- -------------------------------------------

Common Stock options
--------------------

On September 9, 1998 the Board of Directors approved a performance bonus plan in the form of common stock options with an exercise price of $.012 to the President and CEO of the Company. The President would receive one share of restricted common stock for every $100.00 of earning assets (increase in total assets) generated prior to and after September 9, 1998. The number of shares to be received as options are to be calculated at the end of each quarter and expire five years from the date of grant which is considered to be the date both the strike price and number of shares are determined. On December 1, 1998, based on unaudited quarterly financial information, the Board of Directors granted to the President options to purchase 1,310,693 shares of the Company's restricted common stock for $.012 per share. The Company recorded stock compensation expense in accordance with APB 25 of $3,998,269 which was the difference between the exercise price of $.012 and the market value of the Company's common stock on December 1, 1998 of $3.05. The President exercised the options in December of 1998. No other options have been granted pursuant to the performance bonus plan.

On March 26, 1999, the Company granted options to its three outside directors to purchase 5,000 shares of the Company's common stock for $6.00 per share, which was the market value of the Company's common stock on that date. The options vest in two equal increments of 2,500 shares six months and twelve months from the date of grant, as long as the option holders are members of the board at time of vesting. The options expire two years from date of vesting.

On March 30, 1999 the Company granted options for 9,999 shares of its common stock, to an employee, exercisable for $6.00 per share. The options vest on March 30, 2000 and expire on March 30, 2002. The options were granted at the market value of the Company's common stock as of March 30, 1999. In accordance with APB 25, no compensation expense was recorded.

On April 5, 1999 the Company granted options for 25,000 shares of its common stock, exercisable for $4.00 per share to an officer, who resigned subsequent to the granting of the options. The options were vested on the date of grant and expire April 5, 2000. The options were granted at the market value of the Company's common stock as of April 5, 1999. In accordance with APB 25, no compensation expense was recorded.

On May 17, 1999 the Company granted options for 10,000 shares of its common stock, exercisable for $7.25 per share to certain consultants. The options were granted at the market value of the Company's common stock as of May 17, 1999. They are fully vested and expire on May 17, 2001. The fair value of the options as determined in accordance with SFAS No. 123 is $25,800 and has been charged to operations.

On May 17, 1999 the Company granted options for 28,000 shares of its common stock, exercisable for $7.25 per share to certain employees. The options were granted at the market value of the Company's common stock as of May 17, 1999. The options vest in six months from the date of grant. In accordance with APB 25, no compensation expense was recorded.

On November 1, 1999, the Company granted options for 11,550 shares of its common stock exercisable for $1.06 per share, to one employee. The options vest one year from the date of grant and expire on November 1, 2004. The exercise price was below market value and accordingly compensation expense of $11,585 was recorded.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation continued
-------------------------------------------

Summary
-------

A summary of the status of the Company's stock option awards as of June 30, 2000 and 1999, and the changes during the periods then ended are presented below:

                                          Stock Options
                       ---------------------------------------------------------
                                             Weighted
                                             average
                         Shares           exercise price          Exercisable
                       -----------       ----------------    -------------------
Outstanding at

June 30, 1998:               -                   -                         -
  Granted               1,398,692              $0.45                  1,388,692
  Exercised            (1,310,693)             $0.12                 (1,310,693)
  Canceled                   -                   -                         -
                      ------------       ----------------    -------------------
Outstanding at

June 30, 1999:             87 999              $5.97                     87,999
  Granted                  11,550              $1.06                     11,550
  Exercised                  -                   -                         -
  Canceled/Expired        (25,000)             $4.00                    (25,000)
                      ------------       ----------------    -------------------
Outstanding at June
30, 2000                   74,549               5.87                     74,549

The following table summarizes information about exercisable stock options at June 30, 2000:

                                                Outstanding                                                 Exercisable
                ----------------------------------------------------------------------------    -----------------------------------

                    Range of                                 Remaining            Average                                Average
                    Exercise             Number             Contractual          Exercise            Number             Exercise
                     Price             Outstanding              Life               Price           Exercisable            Price
                ----------------    -----------------    ------------------    -------------    -----------------     -------------
Options:            $1.06 to             74,549               1 year to            $5.87              74,549               $5.87
                    $7.25                                     4.4 years


SFAS 123
--------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied for the applicable periods.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E:  Stock based compensation continued
-------------------------------------------

SFAS 123 continued
------------------

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.63 percent, expected volatility of 80 percent, expected life of two to five years, and no expected dividends.

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have decreased to the pro forma amounts indicated below:

                                                           June 30,
                                                ------------------------------
                                                   2000              1999
                                                ------------     -------------
As reported:
 Net loss .................................     $ (9,220,669)    $ (9,032,794)
 Net loss per share - basic and diluted ...     $      (0.41)   $      (0.68)
Pro Forma:
 Net loss .................................     $ (9,234,183)    $ (9,121,219)
 Net loss per share - basic and diluted ...     $      (0.41)    $      (0.68)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

Note F: Income taxes
--------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended June 30, 2000 and 1999:




                                                       June 30,
                                           ---------------------------------
                                               2000               1999
                                           --------------     --------------
    U.S. statutory federal rate..........          34.00%             34.00%
    State income tax rate,
       net of federal benefit............               -                 -
    Permanent differences:
    Deferred offering costs..............               -              1.42%
    Stock based compensation.............          (5.00%)           (15.20%)
    Other................................               -              (.02%)
    Temporary differences:
    Depreciation expense.................               -               .20%
    Allowance for bad debt...............               -             (3.35%)
    Net operating loss for which no tax
      benefit is currently available.....         (29.00%)           (17.05%)
                                           --------------     --------------
                                                       -%                 -%
                                           ==============     ==============

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note F: Income taxes continued
------------------------------

At June 30, 2000, deferred taxes consisted of the following:


    Deferred tax assets,
    Net operating loss..................  $  4,000,000
    Valuation allowance.................    (4,000,000)
                                          -------------
          Net deferred taxes............  $          -
                                          =============

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The net operating loss carryforward expires through the year 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

Note G:  Acquisitions
---------------------

On June 24, 1998, the Company entered into an agreement with PACT Communication Group, Inc. ("Pactcom") to acquire certain assets of Pactcom in exchange for 2,000,000 shares of the Company's restricted common stock. Subsequent to the transaction with Pactcom, a former shareholder and officer of Pactcom became and officer and director of the Company, therefore the transaction was recorded as a transfer of assets between entities under common control and has been recorded at the historical cost basis of Pactcom as determined under generally accepted accounting principles.

The assets acquired include equipment, software, furniture and an office lease deposit, which have been recorded on the Company's books at $125,274. The Company also acquired Pactcom's contracts with BellSouth Telecommunications, Inc. ("BellSouth") and WorldPass Communications Corporation ("WorldPass"), office leases and certain employment agreements. There was no value assigned to any of the above contracts in conjunction with the acquisition. Based on the total value assigned to the assets received, the Company has valued the 200,000 (restated from 2,000,000) shares issued, as consideration for the assets, at $125,274.

During the year ended June 30, 1999, the Company discovered that Pactcom could not assign the BellSouth contract to the Company and Pactcom has subsequently terminated the contract. Amounts due under the contract for any termination costs have not been accrued on the Company's records as management believes that the costs should accrue to Pactcom.

The WorldPass contract was terminated during the year ended June 30, 1999.

On February 15, 1999 the Company purchased all of the outstanding common stock of Wings Online, Inc. ("Wings") in exchange for $135,000 cash and 29,326 of the Company's common stock valued at $200,000. The common stock was valued at the average bid and asked price for the three trading days prior to closing which was $6.82. Wings was acquired from an independent and unaffiliated third party. Net assets of Wings as of the date of the acquisition totaled $3,372, which approximated fair value. As part of the acquisition, the previous shareholders of Wings entered into an agreement to not compete with the Company for thirty-six months. The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess of the purchase price over the fair value of the net assets, in the amount of $331,628 has been allocated to the non-compete agreement and is being amortized over the life of the agreement. The balance of the non-compete was written off during the year ended June 30, 2000. The accompanying consolidated financial statements include the results of operations of Wings from the date of the acquisition, February 15, 1999.

                               QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma condensed consolidated statement of operations gives effect to the acquisition of Wings as if it had occurred at the beginning of the period presented. The pro forma financial information should be read in conjunction with the separate audited financial statements and notes thereto of each of the companies included in the pro forma. The pro forma financial statements do not include the results of operations of CWTel, as such amounts were immaterial.

The pro forma condensed consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.


            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For the years ended June 30, 1999


                                                     1999
                                                  ----------

Revenues .......................................$  1,271,312
Operating expenses ............................. (10,695,916)
(Loss) income from operations ..................  (9,424,604)
Interest expense ...............................      (5,493)
Interest income ................................       8,566
Net (loss) income ..............................  (9,421,981)
Net (loss) income per share-basic and diluted ..$      (0.69)
Basic and diluted shares outstanding ...........  13,683,111

On May 3, 1999, the Company purchased certain assets, including computers, software licenses, video editing and studio equipment, office equipment, inventory, contracts for software development and interactive kiosk systems and related software for $300,000 from AVX Communications. The purchase price was paid in 39,894 shares of the Company's restricted common stock, valued at the average bid and asked price for the three trading days prior to closing. The fair value of the assets received is $89,144. The excess of the purchase price over the fair value of the assets received is $210,856 and has been recorded as goodwill in the accompanying consolidated financial statements. During the year ended June 30, 2000, the balance of goodwill was written off.

In February 2000, Quest had decided to cancel its purchase of shares of Africa Internet Corp. Quest had paid $200,000 and issued $2,433,778 restricted shares of its common stock as the purchase price. Pursuant to the cancellation agreement, the Company received back the shares issued for the acquisition and paid a cancellation penalty of $100,000 and the balance was agreed would be paid back in one year with an interest bearing note, at 7% per annum, as a guarantee for that amount.

On February 25, 2000, Quest entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. ("CWTel") from Charles Wainer for the sum of $1,200,000; $200,000 was paid at closing, $700,000 was paid by the issuance of 360,000 share of the Company's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by promissory notes and guaranteed by the issuance, at closing, of 30,000 shares of preferred stock, with a face value of $10.00 per share. The Company is presently in default on the first and second payments under the purchase agreement. CWTel provides communication services to commercial and residential customers. The company is a switch-based carrier for local and long distance voice calls utilizing conventional transmission methods and voice over IP protocols. CWTel also provides high-speed Internet service, dial-up Internet access, and web hosting. CWTel offers local dial tone, long distance calling, and high speed Internet access to tenants located in commercial buildings.The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess of the purchase price over the fair value of the net liabilities, in the amount of $ 1,433,693 has been recorded as goodwill. The balance of the goodwill was written off during the year ended June 30, 2000. The accompanying consolidated financial statements include the results of operations of CWTel from the date of acquisition, March 1, 2000 through June 30, 2000.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G:  Acquisitions continued
-------------------------------



Note H:  Commitments and contingencies
--------------------------------------

Litigation
----------

The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings should not materially result in any liability, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

The Company has written off accounts receivable totaling $867,842 of which substantially all is due from one customer. The receivables resulted from the Company's sale of bandwidth and certain software and revenue generated from the installation and modifications to the software. The Company has filed lawsuit against the customer. The lawsuit is in the discovery stage and management is unable to determine at June 30, 2000 the outcome of the lawsuit.

On October 16, 2000, Quest Net Corp. issued to James LLC 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate eight percent per annum.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H:  Commitments and contingencies continued
------------------------------------------------

Employment contracts
--------------------

The Company had employment agreements and arrangements with its executive officers. The agreements are dated March 20, 1998 and July 1, 1998. The contracts provide for an annual issuance of 300,000 and 50,000 shares of the Company's common stock, respectively, with fifty percent of the annual awards payable every six months. During the year ended June 30, 2000 and 1999 the Company incurred compensation expense related to the contracts of $697,000 and $1,729,675, respectively resulting from the issuance of common shares valued at the market price of the Company's common stock on the anniversary date of the awards.

The Company had employment agreements with certain key management during the year June 30, 1999. The agreements were terminated during the year. Amounts paid as stock compensation pursuant to the agreements were 25,000 shares valued at $73,438, which is recorded in the accompanying consolidated financial statements as stock compensation expense for the year ended June 30, 1999.

In February 2000 as part of the CWTel acquisition, Charles Wainer was given a five-year employment agreement as President of Quest, at an annual base salary of $100,000 during the term, with a 20% cost of living increase per annum and 50,000 shares of the Company's common stock. Mr. Wainer also received options to purchase 1,000,000 shares of the Company's common stock. These options vest at the rate if 50,000 shares every six months and Options for an additional 50,000 shares can be exercised every time the Company has increased its revenue by one million dollars and has retained that revenue for a period of not less than two months. These options are exercisable at $2.68 per share (110% of the fair market value of the Company's common stock on the date of the Employment Agreement). Once vested, the options will remain exercisable for one year from the date of vesting. After one year from the vesting date, the options will become null and void. Mr. Wainer was also appointed as interim CEO and a Director. At the same time, Victor Coppola resigned from the Board of Directors.

Consulting agreements
---------------------

In March 2000, the Company entered into a two-year Consulting Agreement with Internet Strategy Group Ltd.("Internet") for a consulting fee of $20,000 per month during the first year and $24,000 during the second year plus 60,000 shares of the Company's common stock to be issued every quarter in advance. The Company and Internet mutually agreed to rescind the consulting agreement. Internet will continue to render consulting services to Quest until August 1, 2000 on an "as needed basis" for no additional compensation. As consideration for the rescission of the agreement, Quest paid to Internet the sum of $10,000 as reimbursement of non-accountable expenses as payment to Internet for accrued consulting fees, Quest assigned to Internet the African Internet promissory note, in the amount of $100,000. Accordingly, the note from African Internet and the amount due Internet have been offset in the financial statements.

                                 QUEST NET CORP.
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H:  Commitments and contingencies continued
------------------------------------------------

Non-cancelable leases
---------------------

The Company leases office space and communications equipment under five separate non-cancelable operating leases that expire in June 2002. Total office rent expense incurred under these leases for the years ended June 30, 2000 and 1999 was $191,849 and $25,565, respectively. Future minimum lease payments for the leases with initial terms in excess of one year as of June 30, 2000 are as follows:

                     June 30, 2001 .........  $ 206,000
                     June 30, 2002 .........  $ 139,000

The lease commitments do not include office space vacated and sub-leased of which the Company remains contingently liable in the event of nonpayment by sublesee. Such amount totaled $321,000.

Securities and Exchange Commission
----------------------------------

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


Note J:  Unauthorized Loss on Property and Equipment
----------------------------------------------------

During the three months ended March 31, 2000 the Company scaled down its staff and management team. The Company also moved to its new facility. During the move, it was discovered that two Mux's were lost or stolen from each warehouse. This equipment is valued at approximately $ $655,000. After several meetings and an investigation by the Board, it was decided that the Company should proceed with a claim under its insurance policy. The Company has written off those assets on their balance sheet.

Note K:  Accounts Payable and Accrued Expenses
----------------------------------------------

Accounts payable and accrued expenses at June 30, 2000 consisted of the following:

                Accounts payable - trade          $   499,707
                Accrued consulting fees                10,000

             Amount due to:
                Equipment vendor (a)                  391,818
                Accrued rent     (b)                  706,309
                Other accruals                        125,954
                                                   ----------
                                                  $ 1,733,788
                                                   ==========

(a) The amount due to the equipment vendor was settled subsequent to June 30, 2000 by returning equipment to the vendor.

(b) Accrued rent represents the remaining lease payments on premises vacated by the Company subsequent to June 30, 2000.

Note L:  Fourth Quarter Adjustments (Unaudited)
-----------------------------------------------

During the fourth quarter of Fiscal 2000, the Company made the following adjustments:

                Write-off of Long Lived Assets    $ 2,467,749

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         On November 2, 2000, the Board of Directors of Quest Net Corp. terminated the accounting firm of Cordovano & Harvey P.C., as Quest Net Corp.'s Independent Certified Public Accountants. Quest's lack of working capital has prevented it from retaining Cordovano & Harvey to complete the June 2000 audit. Quest Net Corp. now has a new majority shareholder, James LLC, who has agreed to provide the auditing firm of Feldman Sherb & Co., P.C. to complete the audit.

         During the Quest's two most recent fiscal years, and the interim period preceding the date of termination, there were no disagreements with Cordovano & Harvey P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Cordovano & Harvey P.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         During Quest's two most recent fiscal years and the interim period preceding Cordovano & Harvey P.C's termination, Cordovano & Harvey P.C. did not:

        >> Advise Quest that the internal controls necessary for the registrant to develop reliable financial statements did not exist;

        >> Advise Quest that information has come to the accountant's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

        >> Advise Quest of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention, that if further investigated may:

        >>  Materially impact the fairness or reliability of either:a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or

        >> Cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements, and

        >> Require Cordovano & Harvey P.C. to expand the scope of its audit or conduct such further investigation;

         During Quest's two most recent fiscal years, and the interim period preceding Cordovano & Harvey P.C.'s termination, Cordovano & Harvey P.C. did not advise Quest that information has come its attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report
(including information that, unless resolved to Cordovano & Harvey P.C.'s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

         During Quest's two most recent fiscal years, Cordovano & Harvey P.C.'s report on the financial statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle other than a going concern qualification.

         On November 2, 2000, Quest engaged the accounting firm of Feldman Sherb & Co., P.C. as its Independent Certified Public Accountants. During Quest's two most recent fiscal years and the interim period preceding the engagement of Feldman Sherb & Co., P.C. , the Company did not consult with Feldman Sherb & Co., P.C. on any matters.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -----------------------------------------------------------------------

         The following table sets forth certain information concerning our sole director and executive officer:

Name                    Age              Term              Position
----                    ---              ----              --------
Charles Wainer           38               2000           President, Interim
                                                         Chief Executive Officer
                                                         Chief Financial Officer
                                                          Director

         Our Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the Board. Until we encountered cash flow problems, Outside Directors were compensated $150 for every Board of Director Meeting they attended.

      In June 2000, Julian Cantillo resigned from the Board of Directors. In September 2000, Richard Zaden resigned from the Board of Directors due to personal and Quest related circumstances; none of which were addressed in his resignation. In November 2000, David Block resigned from the Board of Directors. In his resignation, he stated that such resignation was due to lack of communication between Mr. Block and the President, cancellation of the Officer and Director Liability Insurance, and the Company's non-action to resolve these matters. Mr. Wainer is now the sole officer and Director of Quest.

Charles Wainer, Sole Officer and Director
-----------------------------------------
            Mr. Wainer was appointed President/Interim Chief Executive Officer and a Director of Quest in February 2000. From February 1998 to present, Mr. Wainer was Chief Executive Officer of CWTel, Inc., a telecommunications company located in Hallandale, Florida. Quest purchased CWTel, Inc. in February 2000. From December 1992 to February 1998, Mr. Wainer was Chief Executive Officer of World Pass Communication Corp., a telecommunication company located in Aventura, Florida.

            Mr. Wainer received a Bachelor of Science Degree in Electronics Engineering from Tel-Aviv University in 1982.

Limited Liability of Directors
------------------------------
         Provisions included in our certificate of incorporation, as amended, protect our directors against personal liability for monetary damages from breaches of their duty of care. As a result, our directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for monetary damages for any breach of their duty of loyalty to us, and our stockholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law and for transactions from which a director derives improper personal benefit. The liability of our directors under federal or applicable state securities laws is also unaffected.

         While our directors have protection from awards of monetary damages for breaches of the duty of care, that does not eliminate their duty of care. Equitable remedies, such as an injunction or rescission based upon a director's breach of the duty of care, are still available.


Compliance With Section 16(a) of the Securities Act of 1934

         Section 16(a) Beneficial Ownership Reporting Compliance Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of the Company's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has identified the following Form 3 filings that were filed late by the Section 16 Reporting Persons during fiscal 2000:

        >>       Charles Wainer
        >>       Richard Zadin
        >>       David Block
        >>       Julian Cantillo
        >>       Thomas Magill
        >>       Paul Zeller

To the best of the  Company's  knowledge,  no Form 5 exit filing have been filed by:

        >>       Richard Zadin
        >>       Julian Cantillo
        >>       Thomas Magill
        >>       Paul Zeller


ITEM 10.  EXECUTIVE COMPENSATION

         No officer received compensation in excess of $100,000 during the fiscal year. Quest has a five-year employment agreement with Charles Wainer, our president, which expired in March 2005. The agreement provides for at an annual base salary of $100,000 during the Term, with a 20% cost of living increase per annum and 50,000 shares of Quest's common stock. Mr. Wainer also received options to purchase 1,000,000 shares of Quest's common stock. These options vest at the rate of 50,000 shares every six months and options for an additional 50,000 shares can be exercised every time Quest has increased its revenue by one million dollars and has retained that revenue for a period of not less than two months. These options are exercisable at $2.68 per share (110% of the fair market value of Quest's common stock on the date of the Employment Agreement). Once vested, the options will remain exercisable for one year from the date of vesting. After one year from the vesting date, the options will become null and void. Mr. Wainer also received a stock grant of 50,000 shares of the Company's common stock and a car allowance of $500 per month.

         The following table shows the compensation received by our current and past chief executive officers for during the past fiscal year.



                             Annual Compensation                        Long-Term Compensation
                             -------------------                        ----------------------
Name & Principal             Year       Salary      Other Annual     Restricted   Securities/Underlying
Position                     Ended                  Compensation(3) Stock Awards    Option/SARs (1)
------------------------- --------- -------------- -------------- --------------- ------------------

Charles Wainer,           6/30/00    $33,333.33       $1,500         $100,000         $100,000
President,
Acting CEO and Director

Camilo Pereira, former    6/30/00    $57,728.95       $8,000        $1,411,000           NA
CEO and Director


1. Does not include options to purchase 50,000 shares, which vest in March 2001. The value of these options on the date for grant was $100,000.

Equity Incentive Plan
---------------------

        On October 29, 1999, the Board of Directors approved an Equity Incentive
Plan.  The Plan was to be approved by the  Shareholders  within  one  year.   No
Shareholder meeting was held to approve the Plan and the Plan is now void.

        At June 30, 2000, we had options to purchase 74,000 shares of common stock outstanding. These options were granted to employees and consultants. The exercise price of these options range from $1.06 to $7.25 per share.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth the beneficial ownership of Quest common stock as of November 13, 2000 as to (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock; (b) each current director and executive officer; and (c) all of our executive officers and directors as a group.


Name and Address                 Number of Shares Owned       % of Outstanding
of Beneficial Owner                    Beneficially       Shares of Common Stock
-------------------              ----------------------   ----------------------
James LLC.                              26,810,000                         54.3%
C/o Citco Trustees (Cayman) LTD.
Corporate Centre, West
Bay Road, Po Box 31106 SMB
Grand Cayman, Cayman Islands, BWI.

Charles Wainer, Officer & Director         410,000                           *
2999 NE 191st Street, PH-8
Aventura, Florida 33180

All officers and directors                 410,000                           *
as a group (1) person

*Represents less than 1% of the outstanding shares of common stock.

Mr. Wainer's holdings include options to purchase 50,000 shares of common stock at $2.68 per share.

Except as indicated above, based on information provided by such persons,the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

Percentage  of  ownership  is  based  on  49,374,309   shares  of  common  stock
outstanding as of November 13, 2000, plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days of November 13, 2000 are deemed outstanding for computing the percentage of that person and the group. Mr. Wainer's holdings include options to purchase 50,000 shares of common stock at $2.68 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In January 1999, we issued a total of 101,333 shares of our common stock to David Plant, the father of Maxine Pereira and father-in-law of Camilo Pereira, for consulting services rendered. The consulting services were valued at $7,600. At the time of issuance these shares were valued at $303,999. In addition, in Mr. Plant was paid a consulting fee of $135,000.

         In December 1998, we acquired certain assets of Grupo Internet Latinoamericano valued at $1,724,520 in exchange for an aggregate of 100,000 shares of our redeemable preferred stock and 2,607,660 shares of our common stock. At the time of the transaction, Grupo Internet Latinoamericano was an unaffiliated third party. Quest redeemed the redeemable convertible preferred shares in July 1999, at a redemption price of $10.00 per share. At the time of the redemption, Grupo Internet Latinoamericano owned 49.2% of our outstanding common stock.

         From time to time during the year ended June 30, 2000, Quest paid certain expenses related to ventures Mr. Pereira is associated with, but have no relative business purpose to Quest. The amounts totaled $97,360 and have been deducted from amounts accrued and payable to Mr. Pereira pursuant to his employment agreement by decreasing the shares to be issued to Mr. Pereira in connection with his employment agreement by 14,978 shares valued at $97,360. In November 1999, Quest instituted a policy that prohibits payment of any new expenses unrelated to its business. In addition, the Policy provides that Quest will not enter into any transaction or loan with a related party unless the transaction or loan is on terms that are no less favorable to us than we could obtain from unrelated third parties. A majority of the disinterested, "independent" members of our board of directors must review and approve or ratify any transaction involving related parties or conflicts of interest.

         In February 2000, due to management conflict as to the direction of Quest, it was mutually decided between Quest and its President at the time, Rebecca Del Medico, that Quest would be in a better situation if someone with more of an Operational/Technological background filled that position. As part of the termination agreement, Ms. Del Medico received $50,000 and the right to 50,000 shares of Quest's common stock, which Quest had accrued over the three month, ended December 31, 1999.

         In February 2000, Quest had also decided to cancel its purchase of shares of Africa Internet Corp. Quest had paid $200,000 of the purchase price. Pursuant to the cancellation agreement, Quest received back the shares issued for the acquisition, paid a cancellation penalty of $100,000 and the balance was to be paid back in one year with an interest-bearing note as a guarantee for that amount. The note was subsequently transferred to Internet Strategy Group Ltd. as payment for past due consulting fees.

         On February 25, 2000, Quest entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 310,000 share of Quest's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by promissory note and guaranteed by the issuance, at closing, of 30,000 shares of preferred stock, with a face value of $10.00 per share. Quest is presently in default for the second payment under the purchase agreement. Mr. Wainer has presented Quest's Board of Directors with a notice of default.

         In March 2000, Quest entered into a two-year Consulting Agreement with Internet Strategy Group Ltd. for a consulting fee of $20,000 per month during the first and $24,000 per month during the second year plus 60,000 shares of Quest Net common stock annually, to be issued every quarter in advance. Mr. Pereira is an employee of Internet Strategy Group Ltd. Internet Strategy Group Ltd. was to perform consulting and advisory services on behalf of Quest on an as-needed basis, not to exceed 60 hours per months. Its duties consisted of providing advice and consultation with respect to all matters relating to or affecting the telecommunications business. The agreement was terminated in July 2000 due to our inability to pay the consulting fees. No shares were issued pursuant to the agreement.

        From time to time Charles Wainer, our President, has accrued salary and loaned money to Quest. All accrued salary has been paid, however Quest owes Mr. Wainer $62,000 for loans advanced to it. The loans are evidenced by non-interest bearing promissory notes and are due upon demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A)       Exhibits included herein:
         ------------------------

B) Reports on Form 8-K
         NONE

(a)  Exhibits
Exhibit                    Description

1.1               Agreement and Plan of Merger between Parputt Enterprises, Inc.
                   and Quest Net Corp.
1.2               Articles of Merger
1.3               Certificate of Incorporation of Quest Net Corp.
1.4               Bylaws of Quest Net Corp.
2.                Asset Purchase Agreement (Pact)**
3.1(a)            Articles of Incorporation (Colorado)**
3.1(b)            Amended Articles of Incorporation(Colorado)**
3.1(c)            Articles of Incorporation (Florida)**
3.2               Bylaws**
3.2(a)            Amended and Restated Bylaws**
4.                Warrant (Zubeir Kazi)**
4.1               Warrant (Scott Goldstein)**
4.2               Warrant (DSF Capital)**
4.4               Warrant (Jeffery Stein)**
4.3               Warrant (Sheldon Goldstein)**
4.5               Equity Incentive Plan
10.               Lease (709)**
10.1              Lease (1008)**
10.2              Lease (901)**
10.3              Employment Agreement (Camilo Pereira)**
104               Employment Agreement (Maxine Pereira)**
10.5              Qwest Agreement*
10.6              Bell South Agreement*
10.7              E.spire Agreement*
10.8              Subscription Agreement (James LLC.)**
10.9              Registration Rights Agreement (James LLC.)**
10.10             Wireless Agreement*
10.11             Software Purchase Agreement (Secure Transaction  International
                   Corp.)**
10.12             Asset Purchase Agreement (Grupo Internet Latinoamericano)**
10.13             Software Purchase Agreement (Simplex)**
10.14             Asset Purchase Agreement (AVX, Inc.)**
10.15             Stock Purchase Agreement (Wings Online)**
10.16             Network Sales and Service Agreement (Real Time Cash, Inc.)**
10.17             Network  Sales  and  Service  Agreement (Real Time Encryption,
                   Inc.)**
10.18             Network  Sales  and  Service  Agreement  (Real  Time Wireless,
                   Inc.)**
10.19             Professional Consulting Agreement (Real Time Wireless, Inc.)**
10.20             Professional Consulting Agreement (Real Time Encryption,
                   Inc.)**
10.21             Professional Consulting Agreement (Real Time Phone Services,
                   Inc.)**
10.22             Employment Agreement (Rebecca J. Del Medico) ***
10.23             Form of Africainternet, Corp Stock Purchase Agreement***
10.24             Wainer Employment Agreement
10.25             CWTel Purchase Agreement
10.26             Internet Strategy Group Ltd. Consulting Agreement
20                Long Distance Public Notice**
20.1              License (Cuba Travel)**
21                Subsidiaries of Quest*
----------------------
* Filed on August 11, 1999, as an Exhibit to the Registration Statement on Form SB-2.
**       Filed  on  August  11,  1999,  as  an Exhibit to Amendment No. 1 to the
          Registration Statement on Form SB-2.
***      Filed on December, as an  Exhibit  to  the  Amendment  No.  4,  to  the
          Registration Statement on Form SB-2
****     Filed  on  June  16,  2000  as an Exhibit to the Company's Form 10-QSB.
*****    Filed on March 30, 2000 as an Exhibit to the Company's Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Quest Net Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                            Quest Net Corp.


November 10, 2000               By:/s/ Charles Wainer, President

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                                 Date

/s/Charles Wainer            President                         November 10, 2000
---------------------    (Principal Accounting
                         and Financial Officer)
                          and sole Director