Form 10QSB
period 2000-09-30
QUEST NET CORP
filed 2000-12-12
CIK 1102833

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 for the quarterly period ended: September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from           to
                                               ---------    ---------------
    2000

Commission file number :000-24447

                                 QUEST NET CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    1250 E. HALLANDALE BEACH BLVD. SUITE 502
                          PEMBROKE PARK, FLORIDA 33009
                    ----------------------------------------
                    (Address of principal executive offices)

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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of November 15, 2000, 2000: 23,474,309 shares of Common Stock, no par value; and, 30,000 shares of Preferred Convertible Stock, no par value.

                                 QUEST NET CORP.


PART I - FINANCIAL INFORMATION



                                                                                 Page
                                                                                 ----
Item 1.    Financial Statements

Consolidated Balance Sheet - September 30, 2000 ................................   3

Consolidated Statements of Operations - Three months ended
      September 30, 2000 and 1999 ..............................................   4

Consolidated Statements of Cash Flows - Three months ended
      September 30, 2000 and 1999 ..............................................   5


Notes to Consolidated Financial Statements ... .................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations...............................................   7-14

Part II - Other Information

Item 1.    Legal Proceedings....................................................  15

Item 2.    Changes in Securities................................................  15

Item 3.    Defaults Upon Senior Securities......................................  15

Item 4.    Submission of Matters To a Vote of
           Security Holders ....................................................  16

Item 5.    Other Information....................................................  16

Item 6.    Exhibits and Reports on Form 8-K.....................................  16

Signature ......................................................................  17


                                 QUEST NET CORP
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                    UNAUDITED

                                     ASSETS
CURRENT ASSETS
   Cash                                                                                   $ 3,046
   Accounts receivable net of $10,185 allowance                                            23,425
   Prepaid expenses                                                                         1,779
                                                                               -------------------

          TOTAL CURRENT ASSETS                                                             28,250

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $132,608                                                   278,404

PROPERTY NOT IN SERVICE                                                                   689,615

OTHER ASSETS                                                                                6,753
                                                                               -------------------
                                                                                      $ 1,003,022
                                                                               ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                              $ 1,864,308
   Notes payable                                                                          103,533
   Due to shareholder                                                                     658,764
   Obligations under capital lease - current                                               28,674
                                                                               -------------------
          TOTAL CURRENT LIABILITIES                                                     2,655,279
                                                                               -------------------
MINORITY INTEREST                                                                          80,000
                                                                               -------------------
OBLIGATIONS UNDER CAPITAL LEASE                                                            21,129
                                                                               -------------------
SHAREHOLDERS' DEFICIT
   Preferred stock, no par value; 5,000,000 shares authorized;
      30,000 shares issued and outstanding
   Common stock, no par value; 50,000,000 shares aurthorized;
      23,474,309 shares issued and outstanding                                         16,390,721
   Stock warrants, 47,000 issued and outstanding                                            7,191
   Stock options, 10,000 issued and outstanding                                            25,800
   Additional paid-in capital                                                             353,285
   Accumulated deficit                                                                (18,530,383)
                                                                               -------------------
          TOTAL SHAREHOLDERS' DEFICIT                                                  (1,753,386)
                                                                               -------------------
                                                                                      $ 1,003,022
                                                                               ===================


           See accompanying notes to consolidated financial statements

                                 QUEST NET CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                    For the three months ended
                                                                                           September 30,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------    ----------------
REVENUES
   Internet and other related services                                                $ 114,090            $ 47,745
                                                                                ----------------    ----------------
COSTS AND EXPENSES
   Cost of internet-related services                                                     72,500               5,792
   Stock based compensation                                                                   -             257,000
   Bad debt expense                                                                       3,052                   -
   Salaries and bonuses                                                                  71,268             169,252
   General and administrative                                                           214,074             275,657
   Depreciation and amortization                                                         20,010             204,392
                                                                                ----------------    ----------------
TOTAL OPERATING EXPENSES                                                                380,904             912,093
                                                                                ----------------    ----------------

OPERATING LOSS                                                                         (266,814)           (864,348)

NON-OPERATING INCOME (EXPENSE)
   Interest expense                                                                       2,642              33,872
   Interest income                                                                            -              35,368
   Realized loss on marketable securities                                                     -               6,280
                                                                                ----------------    ----------------
NET LOSS                                                                              $(269,456)          $(869,132)
                                                                                ================    ================

NET LOSS PER SHARE:
   Basic and diluted                                                                    $ (0.01)            $ (0.04)
                                                                                ================    ================

SHARES USED FOR COMPUTING NET LOSS PER SHARE:

Basic and diluted                                                                    23,474,309          22,045,837
                                                                                ================    ================


         See accompanying notes to the consolidated financial statements

                                 QUEST NET CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   For the Three Months Ended
                                                                                                          September 30,
                                                                                                  2000                 1999
                                                                                               Unaudited            Unaudited
                                                                                            -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                                       $ (269,456)           $ (869,132)
                                                                                            -----------------   -------------------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   20,008               205,981
      Stock based compensation                                                                             -               250,000
      Stock issued for services and settlements                                                            -                 7,000
      Unrealized loss from marketable securities                                                           -                 6,280
   Changes in current assets and current liabilities:
      Accounts receivable                                                                             12,287                (6,471)
      Other receivable                                                                                     -                 2,276
      Increase in prepaid expenses                                                                    19,654                (3,753)
      Other assets                                                                                    26,627               (23,375)
      Accounts payable and accrued expenses                                                          130,520               488,924
                                                                                            -----------------   -------------------
                                                                                                     209,096               926,862
                                                                                            -----------------   -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  (60,360)               57,730
                                                                                            -----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                               (5,430)             (767,084)
   Purchase of marketable securities                                                                       -              (100,032)
                                                                                            -----------------   -------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                               (5,430)             (867,116)
                                                                                            -----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of preferred stock                                                                           -            (1,000,000)
   Funds provided by shareholder                                                                      21,432                     -
   Procceds from notes payable                                                                        21,548                     -
   Repayments of capital lease                                                                        (2,835)                    -
                                                                                            -----------------   -------------------
CASH FLOWS USED IN (PROVIDED BY) FINANCING ACTIVITIES                                                 40,145            (1,000,000)
                                                                                            -----------------   -------------------

NET DECREASE IN CASH                                                                                 (25,645)           (1,809,386)
   Cash, at beginning of period                                                                       28,691             4,298,289
                                                                                            -----------------   -------------------
   Cash, at end of period                                                                            $ 3,046           $ 2,488,903
                                                                                            =================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                               $ 2,642           $    33,872
                                                                                            =================   ===================

Cash paid for income taxes                                                                           $     -           $         -
                                                                                            =================   ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services previously accrued                                                  $     -           $   877,640
                                                                                            =================   ===================

Equipment placed in service                                                                          $     -           $    89,144
                                                                                            =================   ===================


           See accompanying notes to consolidated financial statements

                                 QUEST NET CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's June 30, 2000 audited financial statements as filed on Form 10-KSB in November 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that will be realized for the full year.

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of the Company's and its 80% owned subsidiary Globalbot Corp. The Company formed four other wholly owned subsidiaries, IPQuest Corp., Quest Wireless Corp., Globalbot Corp., QuesTel Corp. and Quest Fiber Corp, and CWTel, Inc. as of March 1, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.



SUBSEQUENT EVENTS

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

In October 2000, the Company returned $391,818 of communication equipment not in service to the vendor from whom it was purchased and the vendor has provided additional communication equipment valued at $75,000 in full settlement of the amount owed the vendor.

In December 2000, the Company returned $159,573 of communication equipment not in service to the another vendor from whom it was purchased.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      Quest Net Corp., since inception, has been primarily engaged in providing Internet connectivity and the development of Internet tools for individuals and companies.

      The Company has incurred net losses applicable to common shareholders since inception through September 30, 2000, of approximately $18,530,400 after discounts and dividends on preferred stock. The Company anticipates that losses from operations will continue due to the lack of working capital and the capital necessary to fund its operations.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUE

      Revenue for the three ended September 30, 2000 was $114,090 as compared to $47,745 for the same period in 1999. The increase was primarily a result of the inclusion of the telephone operations and associated revenues of CW Tel, Inc., which was acquired in March 2000, in the amount of $82,523.

COSTS AND EXPENSES

      Cost of revenue, was substantially comprised of leased and telephone lines for the quarter ended September 30, 2000 was $72,500 as compared to $5,792 for the same period in 1999. The increase was a result of a the increase of leased lines expense of $61,781 associated with the telephone operations of CW Tel, Inc..

   Stock based compensation decreased by $257,000 during the quarter ended Septmeber 30, 2000 as compared $257,000 to the quarter ended September 30, 1999 due to the scaled down operations of the Company, the corresponding decline in manpower and the non-issuance of shares of common stock of the Company during the quarter ended September 30, 2000.


      Salaries and bonuses decreased by $97,984 during the quarter ended September 30, 2000 to $71,268, as compared to $169,252 during the quarter ended September 30, 1999, due to a reduction in manpower as a result of scaled down operations.

      General and administrative costs decreased to $214,074 the quarter ended September 30, 2000 as compared to $275,657 for the same period in 1999. The decrease was attributable to cost cutting efforts during the quarter ended September 30, 2000.

      Depreciation and amortization decreased by $184,382 during the quarter ended September 30,2000 as compared to the quarter ended September 30, 1999. The decrease was due a review conducted by the Company at June 30, 2000 of the net book value of its fixed assets, covenant not to compete associated with its acquisition of Wings Online, Inc. and goodwill associated with acquisitions of CWTel, Inc. and AVX Communications. The review indicated that based on the Company's level of operations, the Company's estimate of the recoverability of such net book values was significantly impaired. Accordingly, the Company recognized a loss on impairment of $2,467,749 comprised of $714,851 attributable to fixed assets, $179,633 attributable to the covenant not to compete and $1,573,265 attributable to goodwill.

      Interest expense decreased by $31,230 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. During the quarter ended September 30, 1999, as a result of Company not redeeming its preferred stock outstanding on a timely basis due to a lack funds at the time, the Company incurred $33,872 of interest expense.

      Interest income decreased by $35,368 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 due to a decrease in money market investment interest earned on the proceeds of a $5,000,00 private placement which were totally expended to fund the Company's operating and investing activities.

LIQUIDITY AND CAPITAL RESOURCES

      From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company currently has a working capital deficiency of $2,627,029 as compared to working capital of $1,419,135 at September 30, 1999 and a Shareholders' deficit of $1,753,386 including an accumulated deficit of $18,530,383 at September 30, 2000. Additionally, the cash used in operations for the quarter ended September 30, 2000 totaled $60,360. These and other factors raise a substantial doubt as to the ability of the Company to continue as a going concern. In order to continue its current operations and effectuate its operational plan the Company will need to obtain additional debt or equity financing. In the event that the Company is unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions that are acceptable, the Company may have to cease or severely curtail operations.

      The Company has financed its operations through several Regulation D private placement transactions.

      The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 2001 will be approximately $ 250,000.

      In June 1999, the Company finalized a Private Placement ( REG D 506) with James LLC in the amount of $5,000,000, of which the company received a net amount of $4,650.000. On May 5, 2000, a lawsuit was filed against Quest by James LLC. The lawsuit was settled On October 5, 2000, the lawsuit was settled. As part of the settlement, the Company issued James LLC, 25,900,000 shares of its common stock, thereby giving James LLC a majority interest in the shares of the Company's common stock then outstanding and a note in the principal sum of $3,500,000 maturing on December 31, 2001 with interest at 8% per annum.


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this Quarterly Report on Form 10-QSB under the caption "Management's Discussion and Analysis or Plan of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief" "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.

Limited Operating History; Continuing Operating Losses
------------------------------------------------------

         From inception to September 30, 2000, we generated revenues of approximately $1,478,800 and incurred operating expenses of approximately $18,381,000. At September 30, 2000, we had a net loss of approximately $269,500.

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

GENERAL

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

      Quest provided the services as required and the appropriate amount of convertible stock was not redeemed or converted.The amount due the Company under these various agreements is approximately $867,842.

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


JAMES LLC

      On May 5, 2000, a lawsuit was filed against the Quest in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ.
3467). The lawsuit stems from the sale of common stock to James LLC for $5,000,000 The lawsuit alleges that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC have demanded damages in excess of $5,000,000 to be determined at trial, liquidated damages and a mandatory injunction requiring Quest register the shares, together with interest costs and legal fees. The Company intends to defend this suit and has obtained litigation counsel, who is in the processes of reviewing the case and filing an answer. If the lawsuit is tried and a judgment is entered against the Company, the Company estimates that the damages could be in excess of $5 million, which is the minimum amount invested by James LLC. In the event that the lawsuit cannot be settled and the Company is adjudged libel, the Company does not have the funds available to redeem any or all of common shares. Any judgment to this effect would force the Company to cease operations.

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

ITEM 5.    OTHER INFORMATION.

On February 25, 2000, Quest entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 360,000 share of the Company's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by promissory note and guaranteed by the issuance, at closing, of 300,000 shares of preferred stock, with a face value of $10.00 per share. The Company is presently in default for all payments under the purchase agreement. CWTel, Inc. provides communication services to commercial and residential customers. The company is a switch-based carrier for local and long distance voice calls utilizing conventional transmission methods and Voice over IP protocols. CWTel, Inc. also provides high-speed Internet service, dial-up Internet access, and web hosting. CWTel, Inc. offers local dial tone, long distance calling, and high speed Internet access to tenants located in commercial buildings.


      During the quarter ended June 30, 2000, the Company found that there were severe technological problems with the equipment of Wireless, Inc., which was returned to the manufacturer in October 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
Filed November 16, 2000

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

  Dated: December 11, 2000                    QUEST NET CORP.



                                          By: /s/ Charles Wainer
                                              ----------------------------------
                                              Charles Wainer, President
                                              Acting Chief Financial Officer