Form 10QSB
period 2000-12-31
QUEST NET CORP
filed 2001-02-13
CIK 1102833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 for the quarterly period ended: December 31, 2000.

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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of January 24, 2001 49,374,309 shares of Common Stock, no par value; and, 30,000 shares of Preferred Convertible Stock, no par value.

                                 QUEST NET CORP.


PART I - FINANCIAL INFORMATION


                                                                                 Page
                                                                                 ----
Item 1.    Financial Statements

Consolidated Balance Sheet - December 31, 2000 ................................    3

Consolidated Statements of Operations - Six months ended December 31, 2000
   and 1999 and Three months ended December 31, 2000 and 1999 ..................   4

Consolidated Statements of Cash Flows - Six months ended
      December 31, 2000 and 1999 ..............................................    5

Notes to Consolidated Financial Statements ... .................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations............................................    7-14

Part II - Other Information

Item 1.    Legal Proceedings....................................................  15

Item 2.    Changes in Securities................................................  15

Item 3.    Defaults Upon Senior Securities......................................  15

Item 4.    Submission of Matters To a Vote of Security Holders ................   16

Item 5.    Other Information....................................................  16

Item 6.    Exhibits and Reports on Form 8-K.....................................  16

Signature ......................................................................  17


                                 QUEST NET CORP

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000
                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
   Cash                                                                      $     4,076
   Accounts receivable net of $10,185 allowance                                   22,691
   Prepaid expenses                                                                1,779
                                                                           ---------------
          TOTAL CURRENT ASSETS                                                    28,546

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $156,379                                          330,258

OTHER ASSETS                                                                       6,663
                                                                           ---------------
                                                                             $   365,467
                                                                           ===============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                     $ 1,177,767
   Notes payable-shareholder                                                   3,500,000
   Notes payable                                                                 126,482
   Due to shareholder                                                            657,232
   Obligations under capital lease - current                                      13,559
                                                                           --------------
          TOTAL CURRENT LIABILITIES                                            5,475,040

MINORITY INTEREST                                                                 80,000

OBLIGATIONS UNDER CAPITAL LEASE                                                   33,263

SHAREHOLDERS' DEFICIT
   Preferred stock, no par value; 5,000,000 shares authorized;
      30,000 shares issued and outstanding                                             -
   Common stock, no par value; 50,000,000 shares aurthorized;
      49,374,309 shares issued and outstanding                                17,670,181
   Stock warrants, 47,000 issued and outstanding                                   7,191
   Stock options, 10,000 issued and outstanding                                   25,800
   Additional paid-in capital                                                    353,285
   Accumulated deficit                                                       (23,279,293)
                                                                           --------------
          TOTAL SHAREHOLDERS' DEFICIT                                         (5,222,836)
                                                                           --------------
                                                                             $   365,467
                                                                           ==============



           See accompanying notes to consolidated financial statements

                                 QUEST NET CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                       For the six months ended                  For the three months ended
                                                              December 31,                               December 31,
                                                  -------------------------------------    -----------------------------------------
                                                          2000                 1999                  2000                   1999
                                                  ----------------    -----------------    -------------------    ------------------
REVENUES
   Internet and other related services               $   242,657            $ 108,817              $ 128,567               $ 61,072
                                                   ----------------    -----------------    -------------------    -----------------

COSTS AND EXPENSES
   Cost of internet-related services                     188,156               16,477                115,656                 10,685
   Stock based compensation                                    -              668,203                      -                411,203
   Bad debt expense                                        3,052                    -                      -                      -
   Salaries and bonuses                                  164,157              398,639                 92,889                229,387
   General and administrative                            349,255              694,054                126,481                418,397
   Depreciation and amortization                          43,781              425,283                 23,771                220,891
                                                    ----------------    -----------------    -------------------    ----------------
TOTAL OPERATING EXPENSES                                 748,401            2,202,656                358,797              1,290,563
                                                    ----------------    -----------------    -------------------    ----------------

OPERATING LOSS                                          (505,744)          (2,093,839)              (230,230)            (1,229,491)

NON-OPERATING INCOME (EXPENSE)
   Interest expense                                      (65,038)             (33,872)               (62,396)                     -
   Interest income                                             -               63,927                      -                 28,559
   Realized loss on marketable securities                      -              (17,751)                     -                (11,471)
   Proceeds from settlement                                    -              109,454                      -                109,454
   Gain on settlement of leased space                    700,000                    -                700,000                      -
   Loss from settlement of lawsuits                   (4,779,460)                   -             (4,779,460)                     -
                                                   ----------------    -----------------    -------------------    -----------------
NET LOSS                                             $(5,018,366)         $(1,972,081)          $ (4,748,910)          $ (1,102,949)
                                                   ================    =================    ===================    =================

NET LOSS PER SHARE:
   Basic and diluted                                     $ (0.15)             $ (0.09)               $ (0.11)               $ (0.05)
                                                   ================    =================    ===================    =================

SHARES USED FOR COMPUTING NET LOSS PER SHARE:

Basic and diluted                                     34,254,309           22,180,102             44,918,395             22,207,126
                                                   ================    =================    ===================    =================


         See accompanying notes to the consolidated financial statements

                                 QUEST NET CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   For the Six Months Ended
                                                                                                          December 31,
                                                                                                  2000                 1999
                                                                                               Unaudited            Unaudited
                                                                                            -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                                      $ (5,018,366)        $ (2,042,447)
                                                                                            -----------------   -------------------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   43,779               423,832
      Stock based compensation                                                                             -               662,603
      Stock issued for services and settlements                                                    1,279,460                 6,000
      Realized loss from marketable securities                                                             -                17,751
      Note issued for settlement                                                                   3,500,000                     -
      Realized loss from return of equipment                                                         689,615                     -
      Realized gain on settlement of leased space                                                   (700,000)                    -
   Changes in current assets and current liabilities:
      Accounts receivable                                                                             13,021               (11,227)
      Other receivable                                                                                     -               (30,336)
      Increase in prepaid expenses                                                                    19,654               (40,106)
      Other assets                                                                                    26,717                22,674
      Accounts payable and accrued expenses                                                          143,979               327,191
                                                                                            -----------------   -------------------
                                                                                                   5,016,225             1,378,382
                                                                                            -----------------   -------------------
NET CASH PROVIDED BY USED IN OPERATING ACTIVITIES                                                     (2,141)             (664,065)
                                                                                            -----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                              (81,055)             (862,639)
   Purchase of marketable securities                                                                       -              (100,032)
   Advances made to acquisition candidate                                                                                 (100,000)
                                                                                            -----------------   -------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                              (81,055)           (1,062,642)
                                                                                            -----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of preferred stock                                                                           -            (1,000,000)
   Funds provided by shareholder                                                                      19,900                     -
   Procceds from notes payable                                                                        44,497                     -
   Repayments of capital lease                                                                        (5,816)                    -
                                                                                            -----------------   -------------------
CASH FLOWS USED IN (PROVIDED BY) FINANCING ACTIVITIES                                                 58,581            (1,000,000)
                                                                                            -----------------   -------------------

NET DECREASE IN CASH                                                                                 (24,615)           (2,726,707)
   Cash, at beginning of period                                                                       28,691             4,298,289
                                                                                            -----------------   -------------------
   Cash, at end of period                                                                            $ 4,076           $ 1,571,582
                                                                                            =================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                               $ 5,138           $    33,872
                                                                                            =================   ===================

Cash paid for income taxes                                                                           $     -           $         -
                                                                                            =================   ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services previously accrued                                                  $     -           $ 1,037,015
                                                                                            =================   ===================

Equipment placed in service                                                                          $     -           $    89,144
                                                                                            =================   ===================


           See accompanying notes to consolidated financial statements

                                 QUEST NET CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's June 30, 2000 audited financial statements as filed on Form 10-KSB in November 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months and three months ended December 31, 2000 are not necessarily indicative of the results that will be realized for the full year.

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

SIGNIFICANT EVENTS

On October 16, 2000, Quest Net Corp. issued to James LLC 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). On the date of issuance of the shares of common stock, their fair market value was $1,279,460. The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate eight percent per annum. As result of the above matters, the Company has recorded a loss from settlement from this lawsuit in the amount of $4,779,460.

In October 2000, the Company returned $391,818 of communication equipment not in service to the vendor from whom it was purchased and the vendor has provided additional communication equipment valued at $75,000 in full settlement of the amount owed the vendor.

In December 2000, the Company returned $159,573 of communication equipment not in service to the another vendor from whom it was purchased in March 1998. At the time of purchase, Company had made an initial payment of $126,824 and the balance subject to monthly payments of $13,400. In September 2000, the Company defaulted on its monthly payments and the vendor has asserted its right to the balance of the monthly payments approximating $250,000. The outcome of the vendor's assertion is unknown as of December 31, 2000, however, the Company estimates that, in the event the vendor's assertion is upheld by a court of law, the loss that may be sustained by the Company would approximate $377,000 and has recorded a loss for such amount.

In March 2000, the Company entered into a five year lease for 9,681 square feet of space at 3001 West Hallandale Beach Boulevard, Pembroke Park, Florida as a result of its recent growth and to consolidate operations to one location. The aggregate annual minimum rent, as defined, over the life of the lease totaled
$778,000. In June 2000, as a result of a significant deterioration of the Company's financial condition, the Company decided to abandon this space and to operate from the leased premises of its CW Tel, Inc. subsidiary. The lease provided that in the event of default of payment of the rent due under the terms of the lease, the lessor had the immediate right to all remaining rents due for the balance of the term of the lease. At the time of the Company's decision, the Company recorded a liability of $700,000 representing the remaining rents due for the balance of the term of the lease. In December 2000, the Company and landlord settled this matter in exchange for mutual releases granted to each party from further action or litigation. As a result of the above matters, the Company has recorded a gain on settlement of leased space in the amount of $700,000.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      Quest Net Corp., since inception, has been primarily engaged in providing Internet connectivity and the development of Internet tools for individuals and companies.

      The Company has incurred net losses applicable to common shareholders since inception through December 31, 2000, of approximately $23,988,000 after discounts and dividends on preferred stock. The Company anticipates that losses from operations will continue due to the lack of working capital and the capital necessary to fund its operations.

      The Company's costs and expenses historically have primarily fallen into the following categories:

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

REVENUE

      Revenue for the six months ended December 31, 2000 was $242,657 as compared to $108,817 for the same period in 1999. The increase was primarily a result of the inclusion of the telephone operations and associated revenues of CW Tel, Inc., which was acquired in March 2000, in the amount of $188,764.

COSTS AND EXPENSES

      Cost of revenue, was substantially comprised of leased telephone lines for the six months ended December 31, 2000 was $188,156 as compared to $16,477 for the same period in 1999. The increase was a result of leased lines expense of $42,471 associated with the telephone operations of CW Tel, Inc. and the cost of leased telephone lines, under long term leases, of Quest Net Corp. totaling $136,177 for which operations have been curtailed.

   Stock based compensation decreased by $668,203 during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 due to the scaled down operations of the Company, the corresponding decline in manpower and the non-issuance of shares of common stock of the Company during the six months ended December 31, 2000.

      Salaries and bonuses decreased by $234,482 during the six months ended December 31, 2000 to $164,157, as compared to $398,639 during the six months ended December 31, 1999, due to a reduction in manpower as a result of scaled down operations.

      General and administrative costs decreased to $340,555 for the six months ended December 31, 2000 as compared to $694,054 for the same period in 1999. The decrease was attributable to cost cutting efforts during the six months ended December 31, 2000.

      Depreciation and amortization decreased by $381,502 during the six months ended December 31,2000 as compared to the six months ended December 31, 1999. The decrease was due a review conducted by the Company at June 30, 2000 of the net book value of its fixed assets, covenant not to compete associated with its acquisition of Wings Online, Inc. and goodwill associated with acquisitions of CWTel, Inc. and AVX Communications. The review indicated that based on the Company's level of operations, the Company's estimate of the recoverability of such net book values was significantly impaired. Accordingly, the Company recognized a loss on impairment of $2,467,749 comprised of $714,851 attributable to fixed assets, $179,633 attributable to the covenant not to compete and $1,573,265 attributable to goodwill.

      Interest expense increased by $31,166 during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. As part of the Company's settlement of a lawsuit with a shareholder in October 2000, the Company issued a $3,500,000 note to the shareholder bearing interest at 8% per annum due in December 2001 resulting in interest expense of $60,000 in the 2000 period. During the quarter ended September 30, 1999, as a result of Company not redeeming its preferred stock outstanding on a timely basis due to a lack funds at the time, the Company incurred $33,872 of interest expense.

                                       7A

      Interest income decreased by $63,927 during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 due to a decrease in money market investment interest earned on the proceeds of a $5,000,000 private placement which were totally expended to fund the Company's operating and investing activities during 1999.

      On October 16, 2000, Quest Net Corp. issued to James LLC, a shareholder of the Company, 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). On the date of issuance of the shares of common stock, their fair market value was $1,279,460. The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate eight percent per annum. As result of the above matters, the Company has recorded a loss from settlement from this lawsuit in the amount of $4,779,460.

       In  December  2000,  the  Company  returned  $159,573  of   communication
equipment not in service to the another vendor from whom it was purchased in March 1998. At the time of purchase, Company had made an initial payment of $126,824 and the balance subject to monthly payments of $13,400. In September 2000, the Company defaulted on its monthly payments and the vendor has asserted its right to the balance of the monthly payments approximating $250,0000. The outcome of the vendor's assertion is unknown as of December 31, 2000, however, the Company estimates that, in the event the vendor's assertion is upheld by a court of law, the loss that may be sustained by the Company would approximate $377,000 and has recorded a loss for such amount.

      In March 2000, the Company entered into a five year lease for 9,681 square feet of space at 3001 West Hallandale Beach Boulevard, Pembroke Park, Florida as a result of its recent growth and to consolidate operations to one location. The aggregate annual minimum rent, as defined, over the life of the lease totaled
$778,000. In June 2000, as a result of a significant deterioration of the Company's financial condition, the Company decided to abandon this space and to operate from the leased premises of its CW Tel, Inc. subsidiary. The lease provided that in the event of default of payment of the rent due under the terms of the lease, the lessor had the immediate right to all remaining rents due for the balance of the term of the lease. At the time of the Company's decision, the Company recorded a liability of $700,000 representing the remaining rents due for the balance of the term of the lease. In December 2000, the Company and landlord settled this matter in exchange for mutual releases granted to each party from further action or litigation. As a result of the above matters, the Company has recorded a gain on settlement of leased space in the amount of $700,000.

THREE  MONTHS  ENDED  DECEMBER  31,  2000 AND DECEMBER 31, 1999

REVENUE

      Revenue for the three months ended December 31, 2000 was $128,567 as compared to $61,072 for the same period in 1999. The increase was primarily a result of the inclusion of the telephone operations and associated revenues of CW Tel, Inc., which was acquired in March 2000, in the amount of $106,241.

COSTS AND EXPENSES

      Cost of revenue, was substantially comprised of leased and telephone lines for the quarter ended December 31, 2000 was $115,656 as compared to $10,685 for the same period in 1999. The increase was a result of a the increase of leased lines expense associated with the telephone operations of CW Tel, Inc..

   Stock based compensation decreased by $411,203 during the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 due to the scaled down operations of the Company, the corresponding decline in manpower and the non-issuance of shares of common stock of the Company during the quarter ended December 31, 2000.


      Salaries and bonuses decreased by $136,498 during the quarter ended December 31, 2000 to $92,889, as compared to $229,387 during the quarter ended December 31, 1999, due to a reduction in manpower as a result of scaled down operations.

      General and administrative costs decreased to $126,481 the quarter ended December 31, 2000 as compared to $418,397 for the same period in 1999. The decrease was attributable to cost cutting efforts during the quarter ended December 31, 2000.

      Depreciation and amortization decreased by $197,120 during the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. The decrease was due a review conducted by the Company at June 30, 2000 of the net book value of its fixed assets, covenant not to compete associated with its acquisition of Wings Online, Inc. and goodwill associated with acquisitions of CWTel, Inc. and AVX Communications. The review indicated that based on the Company's level of operations, the Company's estimate of the recoverability of such net book values was significantly impaired. Accordingly, the Company recognized a loss on impairment of $2,467,749 comprised of $714,851 attributable to fixed assets, $179,633 attributable to the covenant not to compete and $1,573,265 attributable to goodwill.

      Interest expense increased by $62,396 during the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. As part of the Company's settlement of a lawsuit with a shareholder in October 2000, the Company issued a $3,500,000 note to the shareholder bearing interest at 8% per annum due in December 2001 resulting in interest expense of $60,000 in the 2000 period.

      Interest income decreased by $28,559 during the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 due to a decrease in money market investment interest earned on the proceeds of a $5,000,000 private placement which were totally expended to fund the Company's operating and investing activities during 1999.

      On October 16, 2000, Quest Net Corp. issued to James LLC, a shareholder of the Company, 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). On the date of issuance of the shares of common stock, their fair market value was $1,279,460. The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate eight percent per annum. As result of the above matters, the Company has recorded a loss from settlement from this lawsuit in the amount of $4,779,460.

      In  December  2000,  the   Company  returned  $159,573  of   communication
equipment not in service to the another vendor from whom it was purchased in March 1998. At the time of purchase, Company had made an initial payment of $126,824 and the balance subject to monthly payments of $13,400. In September 2000, the Company defaulted on its monthly payments and the vendor has asserted its right to the balance of the monthly payments approximating $250,0000. The outcome of the vendor's assertion is unknown as of December 31, 2000, however, the Company estimates that, in the event the vendor's assertion is upheld by a court of law, the loss that may be sustained by the Company would approximate $377,000 and has recorded a loss for such amount.

      In March 2000, the Company entered into a five year lease for 9,681 square feet of space at 3001 West Hallandale Beach Boulevard, Pembroke Park, Florida as a result of its recent growth and to consolidate operations to one location. The aggregate annual minimum rent, as defined, over the life of the lease totaled
$778,000. In June 2000, as a result of a significant deterioration of the Company's financial condition, the Company decided to abandon this space and to operate from the leased premises of its CW Tel, Inc. subsidiary. The lease provided that in the event of default of payment of the rent due under the terms of the lease, the lessor had the immediate right to all remaining rents due for the balance of the term of the lease. At the time of the Company's decision, the Company recorded a liability of $700,000 representing the remaining rents due for the balance of the term of the lease. In December 2000, the Company and landlord settled this matter in exchange for mutual releases granted to each party from further action or litigation. As a result of the above matters, the Company has recorded a gain on settlement of leased space in the amount of $700,000.

LIQUIDITY AND CAPITAL RESOURCES

      From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company currently has a working capital deficiency of $5,446,494 as compared to working capital of $604,810 at December 31, 1999 and a Shareholders' deficit of $5,222,836 including an accumulated deficit of $23,279,293 at December 31, 2000. Additionally, the cash used in operations for the quarter ended December 31, 2000 totaled $2,141. These and other factors raise a substantial doubt as to the ability of the Company to continue as a going concern. In order to continue its current operations and effectuate its operational plan the Company will need to obtain additional debt or equity financing. In the event that the Company is unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions that are acceptable, the Company may have to cease or severely curtail operations.

      The Company has financed its operations through several Regulation D private placement transactions.

      The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 2001 will be approximately $ 250,000.

      In June 1999, the Company finalized a Private Placement ( REG D 506) with James LLC in the amount of $5,000,000, of which the company received a net amount of $4,650.000. On May 5, 2000, a lawsuit was filed against Quest by James LLC. The lawsuit was settled On October 5, 2000, the lawsuit was settled. As part of the settlement, the Company issued James LLC, 25,900,000 shares of its common stock, thereby giving James LLC a majority interest in the shares of the Company's common stock then outstanding and a note in the principal sum of $3,500,000 maturing on December 31, 2001 with interest at eight percent per annum.


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

Limited Operating History; Continuing Operating Losses
------------------------------------------------------

         From inception to December 31, 2000, we generated revenues of approximately $1,589,100 and incurred operating expenses of approximately
$17,987,000.  At  December  31,  2000,  we  had  a  net  loss  of  approximately
$5,018,000.

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

You May Not Be Able To Resell Shares Of Our Stock At Or For More Than The Price You Paid.

         The price of our common stock and Internet and telecommunication stock in general, have recently experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. During the period from July 10, 1998 to January 24, 2001 the bid and ask price of our common stock has ranged from a high of $30.71 to a low of $.02. If continued, these broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. This volatility may negatively impact the liquidity and value of your shares.

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

                                      13A

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

SUNRISE INTERNATIONAL LEASING CORPORATION, AS ASSIGNEE OF CISCO SYSTEMS CAPITAL CORPORATION

       On October 13, 2000 a verified complaint was filed in the Fourth Judicial District Court of State of Minnesota by Sunrise International Leasing Corporation as assignee of Cisco Systems Capital Corporation asserting that the Company is in default of payment under terms of a Master Lease Agreement, covering various computer/communication equipment. The Complaint seeks payment of the entire amounts of the remaining lease payments, including arrearages, approximating $250,000, due and immediately payable. Furthermore, the Plaintiff seeks the right of replevin and recovery of all reasonable costs incurred in conjunction with asserting its complaint.

      In December 2000, the Company returned the equipment in question to the Plaintiff. The lawsuit is in the discovery stage. At present, the Company is unable to predict the outcome of this lawsuit.

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

ITEM 2. CHANGES IN SECURITIES.

      On October 16, 2000, Quest Net Corp. issued to James LLC, a shareholder of the Company, 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). As a result of this settlement, James LLC beneficially owns 54.3% of the outstanding Common Stock of the Company.

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

  Dated: January 24, 2001                    QUEST NET CORP.



                                          By: /s/ Charles Wainer
                                              ----------------------------------
                                              Charles Wainer, President
                                              Acting Chief Financial Officer