Form 10QSB/A
period 2000-12-31
QUEST NET CORP
filed 2001-02-26
CIK 1102833

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
                                                                           ==============



           See accompanying notes to consolidated financial statements

                                 QUEST NET CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                       For the six months ended                  For the three months ended
                                                              December 31,                               December 31,
                                                  -------------------------------------    -----------------------------------------
                                                          2000                 1999                  2000                   1999
                                                  ----------------    -----------------    -------------------    ------------------
REVENUES
   Internet and other related services               $   242,657            $ 108,817              $ 128,567               $ 61,072
                                                   ----------------    -----------------    -------------------    -----------------

COSTS AND EXPENSES
   Cost of internet-related services                     188,156               16,477                115,656                 10,685
   Stock based compensation                                    -              668,203                      -                411,203
   Bad debt expense                                        3,052                    -                      -                      -
   Salaries and bonuses                                  164,157              398,639                 92,889                229,387
   General and administrative                            340,555              694,054                126,481                418,397
   Depreciation and amortization                          43,781              425,283                 23,771                220,891
                                                    ----------------    -----------------    -------------------    ----------------
TOTAL OPERATING EXPENSES                                 739,701            2,202,656                358,797              1,290,563
                                                    ----------------    -----------------    -------------------    ----------------

OPERATING LOSS                                          (497,044)          (2,093,839)              (230,230)            (1,229,491)

NON-OPERATING INCOME (EXPENSE)
   Interest expense                                      (65,038)             (33,872)               (62,396)                     -
   Interest income                                             -               63,927                      -                 28,559
   Realized loss on marketable securities                      -              (17,751)                     -                (11,471)
   Proceeds from settlement                                    -              109,454                      -                109,454
   Gain on settlement of leased space                    700,000                    -                700,000                      -
   Loss upon return of leased equipment                 (376,824)                   -               (376,824)                     -
   Loss from settlement of lawsuits                   (4,779,460)                   -             (4,779,460)                     -
                                                   ----------------    -----------------    -------------------    -----------------
NET LOSS                                             $(5,018,366)         $(1,972,081)          $ (4,748,910)          $ (1,102,949)
                                                   ================    =================    ===================    =================

NET LOSS PER SHARE:
   Basic and diluted                                     $ (0.15)             $ (0.09)               $ (0.11)               $ (0.05)
                                                   ================    =================    ===================    =================

SHARES USED FOR COMPUTING NET LOSS PER SHARE:

Basic and diluted                                     34,254,309           22,180,102             44,918,395             22,207,126
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

  Dated: February 26, 2001                    QUEST NET CORP.



                                          By: /s/ Charles Wainer
                                              ----------------------------------
                                              Charles Wainer, President
                                              Acting Chief Financial Officer