Form 10QSB
period 2001-03-31
QUEST NET CORP
filed 2001-06-01
CIK 1102833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from           to
                                             ---------    ---------------
    Commission file number :000-24447

                                 QUEST NET CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Florida [4813]                  84-1331134
        (State of Incorporation)         IRS Employer I.D. Number

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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of May 30, 2001 49,374,309 shares of Common Stock, no par value; and, 30,000 shares of Preferred Convertible Stock, no par value.

                                QUEST NET CORP.


PART I - FINANCIAL INFORMATION


                                                                           Page

Item 1.    Financial Statements

Consolidated Balance Sheet - March 31, 2001 ...........................      3

Consolidated Statements of Operations - Nine months ended March 31, 2001
   and 2000 and Three months ended March 31, 2001 and 2000..... ........     4

Consolidated Statements of Cash Flows - Nine months ended
      March 31, 2001 ......................................................  6

Consolidated Statements of Cash Flows - Nine months ended
      March 31, 2000 ............. ........................................  7

Notes to Consolidated Financial Statements ................................8-9

Item 2.    Management's Discussion and Analysis or
           Plan of Operations............................................10-18

Part II - Other Information

Item 1.    Legal Proceedings................................................18

Item 2.    Changes in Securities............................................19

Item 3.    Defaults Upon Senior Securities..................................19

Item 4.    Submission of Matters To a Vote of Security Holders .............19

Item 5.    Other Information................................................19

Item 6.    Exhibits and Reports on Form 8-K.................................19

Signature ..................................................................20

                                 QUEST NET CORP

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
   Cash                                                        $          8,902
   Accounts receivable net of $10,185 allowance
    for doubtful accounts                                                28,191
   Prepaid expenses                                                         976
                                                               -----------------
          TOTAL CURRENT ASSETS                                           38,069

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $169,007                                 331,165

OTHER ASSETS                                                             11,695
                                                               -----------------
                                                               $        380,929
                                                               =================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $      1,971,254
   Notes payable                                                      3,777,596
   Due to shareholder                                                   901,579
   Obligations under capital lease - current                             16,160
                                                               -----------------
          TOTAL CURRENT LIABILITIES                                   6,666,589

MINORITY INTEREST                                                        80,000

OBLIGATIONS UNDER CAPITAL LEASE                                          30,662

SHAREHOLDERS' DEFICIT
   Preferred stock, no par value; 5,000,000 shares
      authorized; 30,000 shares issued and outstanding                        -
   Common stock, no par value; 50,000,000 shares aurthorized;
      49,374,309 shares issued and outstanding                       17,670,281
   stock warrants, 47,000 issued and outstanding                          7,191
   stock options, 10,000 issued and outstanding                          25,800
   Additional paid-in capital                                           353,285
   Accumulated deficit                                              (24,452,879)
                                                               -----------------
          TOTAL SHAREHOLDERS' DEFICIT                                (6,396,322)
                                                               -----------------
                                                               $        380,929
                                                               =================



           See accompanying notes to consolidated financial statements

                              QUEST NET CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                 UNAUDITED


                                                 For the nine months ended
                                                          March 31,
                                           -------------------------------------
                                                 2001                 2000
                                              Unaudited            Unaudited
                                           ----------------     ----------------

REVENUES
   Internet and other related services     $       367,800      $       276,769

COSTS AND EXPENSES
   Cost of internet-related services               286,563              102,045
   Stock based compensation                              -            1,334,431
   Bad debt expense                                  3,052                4,282
   Salaries and bonuses                            194,246              651,314
   General and administrative                    1,330,420            1,424,821
   Depreciation and amortization                   129,401              576,600
   Unauthorized loss on property and
    equipment                                            -              655,000
                                           ----------------     ----------------
TOTAL OPERATING EXPENSES                         1,943,682            4,748,493
                                           ----------------     ----------------

OPERATING LOSS                                  (1,575,882)          (4,471,724)

NON-OPERATING INCOME (EXPENSE)
   Interest expense                               (159,786)             (35,442)
   Interest income                                       -               75,989
   Penalty for unconsummated acquisition                 -             (100,000)
   Unrealized loss on marketable
    securities                                           -              (13,503)
   Proceeds from settlement                              -               19,454
   Gain on settlement of leased space              700,000                    -
   Loss upon return of leased equipment           (376,824)                   -
   Loss from settlement of lawsuits             (4,779,460)                   -
   Other, net                                            -                  884
                                           ----------------     ----------------
NET LOSS                                   $    (6,191,952)     $    (4,524,342)
                                           ================     ================

NET LOSS PER SHARE:
   Basic and diluted                       $         (0.16)     $         (0.20)
                                           ================     ================

SHARES USED FOR COMPUTING NET LOSS PER SHARE:

Basic and diluted                               39,014,309           22,483,859
                                           ================     ================


      See accompanying notes to the consolidated financial statements

                              QUEST NET CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                 UNAUDITED


                                                  For the three months ended
                                                         March 31,
                                           -------------------------------------
                                                 2001                 2000
                                              Unaudited            Unaudited
                                           ----------------     ----------------

REVENUES
   Internet and other related services     $       125,143      $       167,953

COSTS AND EXPENSES
   Cost of internet-related services                98,407               85,568
   Stock based compensation                              -              666,228
   Bad debt expense                                      -                4,282
   Salaries and bonuses                             30,089              252,675
   General and administrative                      989,865              711,313
   Depreciation and amortization                    85,620              161,134
   Unauthorized loss on property and
    equipment                                            -              655,000
                                           ----------------     ----------------
TOTAL OPERATING EXPENSES                         1,203,981            2,536,200
                                           ----------------     ----------------

OPERATING LOSS                                  (1,078,838)          (2,368,247)

NON-OPERATING INCOME (EXPENSE)
   Interest expense                                (94,748)              (1,570)
   Interest income                                       -               12,062
   Penalty for unconsummated acquisition                 -             (100,000)
   Unrealized gain on marketable
    securities                                           -                4,248
   Other, net                                            -              (28,387)
                                           ----------------     ----------------
NET LOSS                                   $    (1,173,586)     $    (2,481,894)
                                           ================     ================

NET LOSS PER SHARE:
   Basic and diluted                       $         (0.02)     $         (0.11)
                                           ================     ================

SHARES USED FOR COMPUTING NET LOSS PER SHARE:

Basic and diluted                               49,374,309           23,091,372
                                           ================     ================


      See accompanying notes to the consolidated financial statements
                                     5

                          QUEST NET CORP

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                        $ (6,191,952)

   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     129,401
      Stock issued for services and settlements                       1,279,460
      Note issued for settlement                                      3,500,000
      Realized loss from return of equipment                            689,615
      Realized gain on settlement of leased space                      (700,000)
   Changes in current assets and current liabilities:
      Accounts receivable                                                 7,521
      Prepaid expenses                                                   20,457
      Other assets                                                       21,685
      Accounts payable and accrued expenses                             937,566
                                                                   -------------
                                                                      5,885,705
                                                                   -------------
NET CASH USED IN OPERATING ACTIVITIES                                  (306,247)
                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (167,584)
                                                                   -------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                (167,584)
                                                                   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds provided by shareholder                                        264,247
   Procceds from notes payable                                          195,611
   Repayments of capital lease                                           (5,816)
                                                                   -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             454,042
                                                                   -------------

NET DECREASE IN CASH                                                    (19,789)
   Cash, at beginning of period                                          28,691
                                                                   -------------
   Cash, at end of period                                          $      8,902
                                                                   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                             $      5,138
                                                                   =============

Cash paid for income taxes                                         $          -
                                                                   =============


           See accompanying notes to consolidated financial statements
                                6

                                 QUEST NET CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


NET CASH USED IN OPERATING ACTIVITIES                          $     (1,603,633)
                                                               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Equipment and leasehold purchases                                  (889,806)
    Cash refunded/(paid) for deposits                                  (177,452)
    Advances made to acquisition candidate                             (200,000)
    Purchase of CWTel                                                  (200,000)
                                                               -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES                              (1,467,258)
                                                               -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Redemption of preferred stock                                    (1,000,000)
                                                               -----------------
CASH FLOWS USED IN FINANCING ACTIVITIES                              (1,000,000)
                                                               -----------------

NET DECREASE IN CASH                                                 (4,070,891)
   Cash, at beginning of period                                       4,298,289
                                                               -----------------
   Cash, at end of period                                      $        227,398
                                                               =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                         $         33,872
                                                               =================

Cash paid for income taxes                                     $              -
                                                               =================

NON-CASH INVESTING AND FINANCING ACTIVITIES
360,000 common shares issued in acquisition of CWTel, Inc.     $        700,000
                                                               =================

           See accompanying notes to consolidated financial statements

                                 QUEST NET CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's June 30, 2000 audited financial statements as filed on Form 10-KSB in November 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months and three months ended March 31, 2001 are not necessarily indicative of the results that will be realized for the full year.

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of the Company's and its 80% owned subsidiary Globalbot Corp. The Company formed six other wholly owned subsidiaries, IPQuest Corp., Quest Wireless Corp., Globalbot Corp., QuesTel Corp., Quest Fiber Corp, and CWTel, Inc. as of March
1,  2000.  All  material   intercompany  accounts  and  transactions  have  been
eliminated in consolidation.



SIGNIFICANT EVENTS

On October 16, 2000, Quest Net Corp. ("Quest" or "Qnet") issued to James LLC 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). On the date of issuance of the shares of common stock, their fair market value was $1,279,460. The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate of eight percent per annum. As a result of the above matters, the Company has recorded a loss from settlement from this lawsuit in the amount of $4,779,460.

In October 2000, the Company returned $391,818 of communication equipment not in service to the vendor from whom it was purchased and the vendor has provided additional communication equipment valued at $75,000 in full settlement of the amount owed the vendor.

In December 2000, the Company returned $159,573 of communication equipment not in service to another vendor from whom it was purchased in March 1998. At the time of purchase, the Company had made an initial payment of $126,824 and the balance subject to monthly payments of $13,400. In September 2000, the Company defaulted on its monthly payments and the vendor has asserted its right to the balance of the monthly payments approximating $250,0000. The outcome of the vendor's assertion is unknown as of March 31, 2001, however, the Company estimates that, in the event the vendor's assertion is upheld by a court of law, the loss that may be sustained by the Company would approximate $377,000 and the Company recorded a loss for such amount.

In March 2000, the Company entered into a five year lease for 9,681 square feet of space at 3001 West Hallandale Beach Boulevard, Pembroke Park, Florida as a result of its recent growth and to consolidate operations to one location. The aggregate annual minimum rent, as defined, over the life of the lease totaled $778,000. In June 2000, as a result of a significant deterioration of the Company's financial condition, the Company decided to abandon this space and to operate from the leased premises of its CWTel, Inc. subsidiary. The lease provided that in the event of default of payment of the rent due under the terms of the lease, the lessor had the immediate right to all remaining rents due for the balance of the term of the lease. At the time of the Company's decision, the Company recorded a liability of $700,000 representing the remaining rents due for the balance of the term of the lease. In December 2000, the Company and landlord settled this matter in exchange for mutual releases granted to each party from further action or litigation. As a result of the above matters, the Company has recorded a gain on settlement of leased space in the amount of $700,000.

On March 15, 2001, the Board of Directors of the Company approved the acquisition of all of the outstanding capital stock of Vidikron of America, Inc., a Delaware corporation ("Vidikron"). The acquisition was also approved by both Vidikron's Board of Directors and by Markland, LLC, Vidikron's sole stockholder. The acquisition was effected pursuant to an Exchange Agreement and Plan of Reorganization by and among the Company, Markland LLC, and Vidikron, dated as of March 16, 2001; Vidikron's stockholders received 10 shares of Series B Convertible Preferred Stock (the "Series B Stock") which, after conversion to Qnet common stock, will equal approximately 85% of the outstanding common stock of Qnet, on a non-diluted basis. Upon closing of the transaction, which is expected ot occur before the end of the third quarter of this fiscal year, Vidikron will become a wholly-owned subsidiary of Qnet.

Vidikron representatives will constitute a majority of the Board of Directors of Qnet. To complete the transaction, both Qnet's Board and a majority of stockholders have approved by written consent articles of amendment to Qnet's Articles of Incorporation, with the result that (a) Qnet will effect a 40-for-1 reverse stock split in the outstanding common stock of Qnet (the "Reverse Split"), (b) the company will change its name to "Markland Technologies, Inc." and (c) Qnet will establish a new series of preferred stock, namely the Series B Stock. Qnet anticipates that the amendments will take effect on or about June 11, 2001, following the filing of a definitive information statement in connection with the Exchange Agreement.

On March 1, 2001, the Company issued a promissory note for $201,910.63 to James LLC. Such note bears interest at 8% per annum and is due on December 31, 2001. This note is convertible into shares of the Company's common stock at the average market price 5 trading days prior to the conversion date.

On April 12, 2001, the Company issued a promissory note for $35,000 to James LLC. Such note bears interest at 8% per annum and is due on December 31, 2001. This note is convertible into shares of the Company's common stock at the average market price 5 trading days prior to the conversion date.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      Quest Net Corp., since inception, has been primarily engaged in providing Internet connectivity and the development of Internet tools for individuals and companies.

      The Company has incurred net losses applicable to common shareholders since inception through March 31, 2001, of approximately $24,740,000 after discounts and dividends on preferred stock. The Company anticipates that losses from operations will continue due to the lack of working capital and the capital necessary to fund its operations.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

REVENUE

      Revenue for the nine ended March 31, 2001 was $367,800 as compared to $276,769 for the same period in 2000. The increase was primarily a result of the inclusion of the telephone operations and associated revenues of CWTel, Inc., which was acquired in March 2000, in the amount of $188,764.

COSTS AND EXPENSES

      Cost of revenue, substantially comprised of leased telephone lines for the nine months ended March 31, 2001 was $286,563 as compared to $102,045 for the same period in 2000. The increase was a result of a the increase of leased lines expense associated with the telephone operations of CWTel, Inc. and the cost of leased telephone lines, under long term leases, of Quest Net Corp. for which operations have been curtailed.

   Stock based compensation decreased by $1,334,431 during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 due to the scaled down operations of the Company, the corresponding decline in manpower and the non-issuance of shares of common stock of the Company during the nine months ended March 31, 2001.


      Salaries and bonuses decreased by $457,068 during the nine months ended March 31, 2001 to $194,246, as compared to $651,314 during the nine months ended March 31, 2000, due to a reduction in manpower as a result of scaled down operations.

      General and administrative costs decreased to $1,330,420 for the nine months ended March 31, 2001 as compared to $1,424,821 for the same period in 2000. The decrease was attributable to cost cutting efforts during the nine months ended March 31, 2001.

      Depreciation and amortization decreased by $447,199 during the nine months ended March 31,2001 as compared to the nine months ended March 31, 2000. The decrease was due to a review conducted by the Company at June 30, 2000 of the net book value of its fixed assets, covenant not to compete associated with its acquisition of Wings Online, Inc. and goodwill associated with acquisitions of CWTel, Inc. and AVX Communications. The review indicated that based on the Company's level of operations, the Company's estimate of the recoverability of such net book values was significantly impaired. Accordingly, the Company recognized a loss on impairment of $2,467,749 comprised of $714,851 attributable to fixed assets, $179,633 attributable to the covenant not to compete and $1,573,265 attributable to goodwill.

      Interest expense increased by $124,344 during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. As part of the Company's settlement of a lawsuit with a shareholder in October 2000, the Company issued a $3,500,0000 note to the shareholder bearing interest at 8% per annum due in December 2001 resulting in interest expense of $60,000 in the 2000 period.

      Interest income decreased by $75,989 during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 due to a decrease in money market investment interest earned on the proceeds of a $5,000,000 private placement which were totally expended to fund the Company's operating and investing activities during 1999.

      On October 16, 2000, Quest Net Corp. issued to James LLC, a shareholder of the Company, 25,900,000 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC (Case No. 00 Civ. 3467). On the date of issuance of the shares of common stock, their fair market value was $1,279,460. The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate of eight percent per annum. As result of the above matters, the Company has recorded a loss from settlement from this lawsuit in the amount of $4,779,460.

      In December 2000, the Company returned $159,573 of communication equipment not in service to the vendor from whom it was purchased in March 1998. At the time of purchase, the Company had made an initial payment of $126,824 with the balance subject to monthly payments of $13,400. In September 2000, the Company defaulted on its monthly payments and the vendor has asserted its right to the balance of the monthly payments approximating $250,0000. The outcome of the vendor's assertion is unknown as of March 31, 2001, however, the Company estimates that, in the event the vendor's assertion is upheld by a court of law, the loss that may be sustained by the Company would approximate $377,000 and has recorded a loss for such amount.

In March 2000, the Company entered into a five year lease for 9,681 square feet of space at 3001 West Hallandale Beach Boulevard, Pembroke Park, Florida as a result of its recent growth and to consolidate operations to one location. The aggregate annual minimum rent, as defined, over the life of the lease totaled $778,000. In June 2000, as a result of a significant deterioration of the Company's financial condition, the Company decided to abandon this space and to operate from the leased premises of its CWTel, Inc. subsidiary. The lease provided that in the event of default of payment of the rent due under the terms of the lease, the lessor had the immediate right to all remaining rents due for the balance of the term of the lease. At the time of the Company's decision, the Company recorded a liability of $700,000 representing the remaining rents due for the balance of the term of the lease. In December 2000, the Company and landlord settled this matter in exchange for mutual releases granted to each party from further action or litigation. As a result of the above matters, the Company has recorded a gain on settlement of leased space in the amount of $700,000.

LIQUIDITY AND CAPITAL RESOURCES

      From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company currently has a working capital deficiency of $6,628,520 as compared to working capital of $604,810 at December 31, 1999 and a Shareholders' deficit of $6,396,322 including an accumulated deficit of $24,452,879 at December 31, 2000. Additionally, the cash used in operations for the nine months ended March 31, 2001 totaled $306,247. These and other factors raise a substantial doubt as to the ability of the Company to continue as a going concern. In order to continue its current operations and effectuate its operational plan the Company will need to obtain additional debt or equity financing. In the event that the Company is unable to obtain debt or equity financing or is unable to obtain such financing on terms and conditions that are acceptable, the Company may have to cease or severely curtail operations.

      The Company has financed its operations through several Regulation D private placement transactions.

      The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 2001 will be approximately $ 250,000.

      In June 1999, the Company finalized a Private Placement ( REG D 506) with James LLC in the amount of $5,000,000, of which the company received a net amount of $4,650,000. On May 5, 2000, a lawsuit was filed against Quest by James LLC. The lawsuit was settled On October 5, 2000. As part of the settlement, the Company issued James LLC, 25,900,000 shares of its common stock, thereby giving James LLC a majority interest in the shares of the Company's common stock then outstanding and a note in the principal sum of $3,500,000 maturing on December 31, 2001 with interest at eight percent per annum.

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

Limited Operating History; Continuing Operating Losses
------------------------------------------------------

         From inception to March 31, 2001, we generated revenues of approximately $1,714,100 and incurred operating expenses of approximately $19,900,000. At March 31, 2001, we had a net loss of approximately $6,192,000.


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

         If we are unable to continue our operations, your entire investment in us will be lost. See "Management's Discussion and Analysis or Plan of Operations --Liquidity and Capital Resources" for a discussion of our working capital and capital expenditures.

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

You May Not Be Able To Resell Shares Of Our Stock At Or For More Than The Price You Paid.

         The price of our common stock and Internet and telecommunication stock in general, have recently experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. During the period from July 10, 1998 to February 7, 2001 the bid and ask price of our common stock has ranged from a high of $30.71 to a low of $.02. If continued, these broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. This volatility may negatively impact the liquidity and value of your shares.

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

QWEST COMMUNICATIONS CORP. TRADEMARK INFRINGEMENT

         Qwest Communication Corp. has filed suit against the Company for trademark infringement. The Company is currently negotiating a settlement of this suit and believes that this suit will be resolved by the end of the third quarter of fiscal year ended 2001.

TELLIGENT V. QUESTNET CORP.

         Telligent, Inc. has filed suit against the Company in the State of Florida, for $50,000. Telligent alleges that it is due these monies for services rendered to the Company. The Company has filed a motion to dismiss this suit and intends to vigorously defend this action.

GREAT AMERICA LEASING

         Great America Leasing Corp. filed suit in the State of Iowa, in connection with a default on leases in the name of the Company. The suit was uncontested and a default judgment in the amount of $28,000 was levied against the Company.

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

ITEM 5.    OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Filed April 10, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

  Dated: May 31, 2001                    QUEST NET CORP.



                                          By: /s/Adam Wasserman
                                              ----------------------------------
                                              Adam Wasserman
                                              Acting Chief Financial Officer