Form 10KSB
period 2001-06-30
MARKLAND TECHNOLOGIES INC
filed 2001-10-15
CIK 1102833

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from January 1, 2001 to June 30, 2001

                        Commission file number 000-28863


                           MARKLAND TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

             Florida                                [4813] 84-1331134
   (State or other jurisdiction         (Classification Code Number I.D. Number)
   of incorporation or organization)

                  1413 Chestnut Avenue                        07205
                  Hillside, New Jersey
        (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (908) 810-5632
   Securities registered pursuant to
   Section 12(b) of the Exchange Act:      Name of exchange on which registered:
              None                                         None


         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB.

Markland's revenues for the six months ended June 30, 2001, were $2,177,037.

As of June 30, 2001, the aggregate market value of Markland Technologies' voting common stock held by non-affiliates, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock, was $33,846, based on a closing sales price of $0.06 per share of common stock on the OTC Bulletin Board.

As of October 15, 2001, 299,909,713 shares of Markland Technologies' common stock were outstanding.

Documents Incorporated By Reference: Sections of our information statement on Form 14C, filed with the Securities and Exchange Commission on May 24, 2001, for information requested by Item 4 of Part I in this Form 10-KSB.

                           MARKLAND TECHNOLOGIES, INC.
                          Form 10-KSB Transition Report
                                Table of Contents

                                                                            Page


PART I.           ........................................................... 1

         ITEM 1.           DESCRIPTION OF BUSINESS........................... 1

                  RECENT BUSINESS DEVELOPMENTS............................... 1

                           Acquisition of Vidikron of America, Inc........... 1

                           Change of Control................................. 2

                           Board of Directors................................ 2

                           Financing and Credit Agreements................... 2

                           Spin-off of GlobalBot Corp........................ 3

                  HISTORY OF MARKLAND TECHNOLOGIES, INC...................... 3

                           History of Quest Net Corp......................... 3

                           CWTel, Inc........................................ 5

                           Employees......................................... 6

         ITEM 2.           DESCRIPTION OF PROPERTY........................... 6

         ITEM 3.           LEGAL PROCEEDINGS................................. 6

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS........................................... 7

PART II.          ........................................................... 7

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                           MATTERS........................................... 7

                           Market for Common Stock........................... 7

                           Holders of Record................................. 8

                           Dividends......................................... 8

                           Recent Sales of Unregistered Securities........... 8

         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATIONS........................................ 9

                           GENERAL........................................... 9

                           Operating History; Continuing Operating Losses.... 10

                           LIQUIDITY AND CAPITAL RESOURCES................... 11

         ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....... 11

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE............... 12

PART III.         ........................................................... 12

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                           OF THE EXCHANGE ACT............................... 12

         ITEM 10.          EXECUTIVE COMPENSATION............................ 13

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.................................... 14

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.... 15

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.................. 16

                           Forward-Looking Statements

     The following discussions contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include all statements that are not statements of historical fact, and are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or the negative or other variations of these or comparable terms. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. All forward-looking statements contained in this transition report are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those discussed in Item 6 "Management's Discussion and Analysis or Plan of Operation" as well as elsewhere in this transition report.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this transition report or to reflect the occurrence of unexpected events.

                                    PART I.


ITEM 1.  DESCRIPTION OF BUSINESS

                          RECENT BUSINESS DEVELOPMENTS

Acquisition of Vidikron of America, Inc.

         Quest Net Corp. is a Florida corporation. On March 15, 2001, the board of directors of Quest Net Corp. approved the acquisition of all of the outstanding capital stock of Vidikron of America, Inc., a privately-held Delaware corporation. The acquisition was also approved by both Vidikron's board of directors and by Markland LLC, Vidikron's sole stockholder. The acquisition was effected pursuant to an Exchange Agreement and Plan of Reorganization executed on March 16, 2001. Vidikron merged into Quest Net, with Vidikron surviving as a wholly-owned Delaware subsidiary of Quest Net. As a result of this acquisition, Quest Net, through Vidikron, is a marketer and distributor of high-end projection systems and support accessories for the consumer markets.

         Quest Net acquired Vidikron in a stock-for-stock transaction in which Quest Net issued to Vidikron's sole stockholder, Markland LLC, 10 shares of Quest Net's Series B convertible preferred stock, which, after conversion into common stock, resulted in Markland LLC owning approximately 85% of Quest Net's outstanding common stock, on a non-diluted basis. The consideration paid to Markland LLC was based on the then-current fair market value of Quest Net's common stock. The terms of the transaction were determined in arms'-length negotiations.

         As part of the transaction, both the board of directors of Quest Net and holders of a majority of Quest Net's outstanding common stock executed written consents and voted to amend Quest Net's articles of incorporation to:

        o increase the number of shares of Quest Net common stock authorized for issuance, from 50 million to 300 million;

        o change Quest Net's name from "Quest Net Corp." to "Markland Technologies, Inc."; and

        o effect a reverse split of Quest Net's common stock whereby Quest Net would exchange one share of Quest Net common stock for each 40 or fewer shares of Quest Net common stock then issued and outstanding.

         The name change, the increase in authorized common stock and the reverse stock split were effective June 21, 2001. A Schedule 14C information statement describing these events was filed with the Securities and Exchange Commission on May 24, 2001, and mailed to our stockholders.

         Any reference in this transition report to Quest Net is to the company that existed before the acquisition of Vidikron of America, Inc. and the name change to "Markland Technologies, Inc." Any reference to Vidikron is to the entity that Quest Net acquired and that is now a wholly-owned subsidiary of Markland Technologies, Inc. Otherwise, any use of the words "our," "we" or "us" refers to the entity formerly known as Quest Net Corp. and is now known as Markland Technologies, Inc., unless the context requires a different meaning.

         The share figures in this transition report have been adjusted to reflect the 40-for-1 reverse stock split of our common stock.

Change of Control.

         Quest Net issued 10 shares of its Series B convertible preferred stock to Markland LLC in connection with the acquisition of Vidikron of America, Inc. The preferred stock was convertible into approximately 85% of our outstanding common stock, on a non-diluted basis upon the effectiveness of a reverse stock split of our outstanding common stock. The reverse stock split was effective June 21, 2001. The automatic conversion resulted in our issuance of an aggregate of 254,911,356 shares of our common stock to Markland LLC on that date.

Board of Directors.

         As part of Quest Net's acquisition of Vidikron, two representatives of Vidikron, namely David E. Danovitch and James Wellnitz, were appointed to our board of directors on May 18, 2001 by a written consent of directors. Charles Wainer resigned as a board member at that time. Effective June 19, 2001, Mr. Lawrence Shatsoff was appointed to our board of directors. Additionally, the number of directorships was expanded from two to three, in accordance with our bylaws.
         Our board of directors has since elected:

        o   Mr. Lawrence Shatsoff - President, and

        o   Mr. David E. Danovitch - Secretary.

Financing and Credit Agreements.

         As we reported in our October 19, 2000 Current Report on Form 8-K, we executed a $3,500,000 convertible promissory note in favor of James LLC. The promissory note matures December 31, 2001, and bears interest at the rate of eight percent per annum. As of June 30, 2001, we have borrowed $1,236,911 under this promissory note.

         Vidikron of America, entered into a credit agreement on February 16, 2001, with Market LLC that provides up to $3.5 million in revolving credit at an interest rate per annum of 9%.

         On April 2, 2001, Vidikron entered into an Amendment to Note and Loan and Security Agreement with Market LLC. The amendment was to a loan arrangement entered into by the parties on August 5, 1999, wherein Market agreed to make revolving credit loans from time to time of up to $2,000,000. Borrowings under the loan arrangement were secured by Vidikron's accounts receivables. Under the terms of the April 2001 amendment, the revolving credit line available to Vidikron was increased from $2,000,000 to $3,750,000.

         Subsequent Events. In July 2001, James LLC elected to convert $2,500,000 of the principal amount of its $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. Pursuant to James LLC's conversion election, we issued 43,750,000 shares of our common stock. On September 19, 2001, we assumed all of Vidikron's rights and obligations under the Market LLC $3,500,000 revolving credit facility by entering into an Amendment and Assignment and Assumption Agreement with Market LLC. Under the terms of the assignment and assumption agreement, the revolving credit line available to us was increased from $3,750,000 to $4,500,000. Borrowings under the revolving credit line are secured by our accounts receivables and those of Vidikron, as well as by a second lien security interest in the outstanding capital stock of Vidikron.

Spin-off of GlobalBot Corp.

         We formed GlobalBot Corp. on September 17, 1998, as a Florida corporation and a wholly-owned subsidiary of ours. In May 2000, we sold 200,000 shares of GlobalBot, representing 20% of all outstanding shares owned by us, to InfoDotCoza, Ltd., an unaffiliated third party, for the sum of $100,000, pursuant to a private sale. Our board of directors approved the spin-off of GlobalBot to our stockholders in order to give GlobalBot the financial and operational flexibility to take advantage of significant growth opportunities in the e-commerce business as a separately traded company. We believe that separating the two companies will give GlobalBot better access to capital, and allow the investment community to measure GlobalBot's performance as a stand-alone company.

         The spin-off, which was completed in May 2001, was effected by a stock dividend paid to each holder of record of our common stock. The spin-off ratio was one share of GlobalBot common stock for each four shares of our common stock owned of record on May 1, 2000. GlobalBot, although 80% owned by us until the completion of the spin-off, was being operated as a stand-alone company by separate management at a separate location.

         As a result of the spin-off, we and GlobalBot now operate independently of each other as separate public companies.

                     HISTORY OF MARKLAND TECHNOLOGIES, INC.

History of Quest Net Corp.

         Quest Net was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc," to engage in the purchasing, reconditioning, and selling of office equipment and furniture. Until July of 1998, its operations were primarily organizational in nature or related to raising capital. In December 1998, A.P. Sales dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp.

         In December 1999, Quest Net began reorganizing its operations and focusing on wireless operations, dial-up and hosting. Quest Net also started to pursue an acquisition of a telephone company in order to benefit from its telecommunications licenses.

         Quest Net moved its offices to Pembroke Park, Florida. In September 2000, Quest Net combined its corporate offices with those of CWTel, Inc., one of its subsidiaries, relocating to Hallendale Beach, Florida.

         In February 2000, Quest Net's president, Ms. Rebecca Del Medico, tendered her resignation. As part of the termination agreement, she received $50,000 and the right to 1,250 shares of Quest Net common stock. Mr. Camilo Pereira, the chief executive officer of Quest Net at the time, replaced Ms. Del Medico as president. Quest Net also continued with negotiations for an acquisition candidate that would bring in a strong telecommunications executive team.

         On February 25, 2000, Quest Net entered into a stock purchase agreement dated March 1, 2000, to purchase CWTel, Inc. from Charles Wainer, an individual, for the sum of $1,200,000. CWTel provides communication services to commercial and residential customers.

         Of the consideration owed by Quest Net for CWTel, Quest Net paid $200,000 at closing; $700,000 by the issuance of 7,750 shares of its restricted common stock and $300,000 was to be paid in three equal subsequent payments. These payments were guaranteed by the issuance, at closing, of 30,000 shares of Quest Net preferred stock, with a face value of $10.00 per share.

         As part of the transaction, Mr. Wainer and we executed a five-year employment agreement whereby he agreed to serve as our president, at an annual base salary of $100,000, with a 20% cost of living increase per annum and 1,250 shares of our common stock. Mr. Wainer was also appointed as interim chief executive officer and director. At the same time, Victor Coppola resigned from our board.

          Mr. Wainer resigned as president and director effective May 18, 2001. All our obligations under the employment agreement have been satisfied.

         As of June 30, 2001, we are in default for the first and second payments under the purchase agreement, and Mr. Wainer and we are conducting settlement discussions.

         Mr. Camilo Pereira resigned in March 2000 as chief executive officer and chairman of the board for personal and health reasons.

         In March 2000, Quest Net rescinded its purchase of shares of Africa Internet Corp., for which it had previously paid $200,000 of the purchase price. Pursuant to the rescission agreement dated March 5, 2001, Quest Net was returned 2,432,778 shares that it had previously issued for the acquisition. In turn, Quest Net paid a cancellation fee of $100,000. The balance of the cash portion owed to Quest Net has been transferred to Internet Strategy Group, Ltd. as payment for past due consulting fees.

         Effective March 13, 2000, Quest Net acquired all the outstanding shares of common stock of Parputt Enterprises, Inc., a Nevada corporation. The acquisition was effected pursuant to an Agreement and Plan of Merger dated March 13, 2000 between Quest Net and Parputt. Parputt was merged into Quest Net, with Quest Net being the surviving entity. Quest Net acquired Parputt in a stock-for-stock transaction in which Quest Net issued 6,875 shares of its common stock in exchange for 500,000 shares of Parputt common stock issued and outstanding.

         The agreement was adopted by the unanimous consent of the board of directors of Parputt and approved by the unanimous consent of its shareholders on March 13, 2000. The agreement was adopted by the unanimous consent of the board of directors of Quest Net on March 13, 2000. Pursuant to Florida law, the consent of the stockholders of Quest Net was not required. The officers, directors and by-laws of Quest Net continued without change as the officers, directors and by-laws of the successor entity.

         In evaluating Quest Net as a candidate for the proposed merger, Parputt used criteria such as the value of the assets of Quest Net, its business operations, plan of operation, the demand for wireless Internet service, Quest Net's current business operations and anticipated operations, as well as Quest Net's business name and reputation. Parputt determined that the consideration for the merger was reasonable.

         In March 2000, Quest Net entered into a two-year consulting agreement with Internet Strategy Group Ltd. for a consulting fee of $20,000 per month during the first year and $24,000 during the second year plus 1,500 shares of its common stock annually, to be issued every quarter in advance. Mr. Camilo Pereira is an employee of Internet Strategy Group Ltd. Internet Strategy Group Ltd. was to perform consulting and advisory services on Quest Net's behalf on an as-needed basis, not to exceed 60 hours per months. Its duties consisted of providing advice and consultation with respect to all matters relating to or affecting the telecommunications business. The agreement was terminated in July 2000 due to Quest Net's inability to pay the consulting fees. No shares were issued pursuant to the agreement.

         During the third quarter of 2000, there was a substantial reduction in the sales department of Quest Net. Quest Net terminated the employment of both its former executive vice president, Mr. Paul Zeller, and of its vice president, Thomas Magill, shortly thereafter.

         In addition, Quest Net terminated the services of George Elia, director of its investor relations department, when he refused to cooperate with a Securities and Exchange Commission inquiry. See Item 3 "Legal Proceedings -- Securities and Exchange Commission." John Scafidi, Quest Net's chief financial officer, resigned in May 2000. Julian Cantillo and Richard Zaden resigned from the board of directors in June 2000 and September 2000, respectively. In November 2000, David Block resigned from the board of directors. Mr. Wainer remained as the sole director and officer until Quest Net's March 2001 acquisition of Vidikron.

         Subsequent to Mr. Wainer's becoming president, staff and management were scaled down further, and Quest Net moved to its new facility. During the move, it was discovered that equipment valued at approximately $655,000 had been lost or stolen from Quest Net's warehouse. After several meetings and an investigation by the board of directors, Quest Net decided that it should proceed with a claim under its insurance policy. No claim was ever filed and subsequently the insurance was cancelled for non-payment. Quest Net has written off those assets on its balance sheet.

         Quest Net spent approximately $200,000 for advertising for its new $9.95 unlimited internet dial-up but did not attract a substantial number of clients. Although Quest Net experienced growth in its customer base, that growth was far less than originally anticipated. In November 2000, Quest Net sold its dial-up Internet access business to an unaffiliated third party for $25,000 because it could no longer afford to maintain its dial up lines.

         Until September 1, 2000, Quest Net had four working subsidiaries, each with its own market and customer base. Quest Net sold dial-up and dedicated Internet access services through IPQuest Corp. and wireless Internet services through Quest Wireless Corp. In addition, Quest Net provided Internet content, e-commerce and search engine development through GlobalBot Corp., and provided international long distance phone services through CWTel, Inc.

         In November 2000, Quest Net sold its dial-up Internet access business to an unaffiliated third party because it could no longer afford to maintain its dial up lines. In addition, Quest Net consolidated the IP Quest and Quest
Wireless operations with the operations of CWTel in order to conserve Quest Net's cash and other resources. In the second quarter of 2001, we decided to cease all operations of CWTel, and to file a petition for relief under Chapter 7 of the Federal bankruptcy laws. As of June 30, 2001, we have not yet filed for bankruptcy on behalf of CWTel.

CWTel, Inc.

         CWTel, Inc. was incorporated in February 1998 as a Florida corporation. CWTel offers the following services: local dial tone also known as basic telephone service, long distance calling and high-speed Internet, the latest both dedicated and shared, marketed as WDSL.

         CWTel transports the service to end users through a digital wireless connection; these wireless systems are placed in the rooftops of commercial buildings using fixed wireless point to point transmitters. This technology allows CWTel to avoid using the services of local incumbent telephone companies to complete the last mile connection, thus yielding great savings to CWTel, which are passed on to its customers.

         CWTel's technology uses a two-foot rooftop dish that is easily concealed within the roof of a building, a 5.8 gigaherz transceiver that is capable of transmitting up to 24megabytes of bandwidth and up to 48 conventional voice calls simultaneously for a distance of up to 45 miles. Other transceivers allow for more bandwidth to shorter distances, the 45 megabyte unit will transmit up to 15 miles and the 100 megabyte unit up to 5 miles.

         Due  to  the  nature  of  the  local  dial  tone  service  and the high availability needed to provide such services, CWTel uses conventional uncompressed T-1's on their transceivers instead of compressed Voice Over IP protocol. This technology is also known as wireless fiber.

         CWTel markets these services to commercial buildings in the tri-county area of South Florida; the rates offered to the end users are approximately 50% lower than BellSouth, the local telephone provider. Long distance prices are very competitive compared to other carriers and the available casual dial providers (1010XXX).

         CWTel has installed and maintained seven so called smart buildings (two other buildings were installed but have since cancelled their services). In addition, CWTel has pending contracts for eleven new buildings. Due to improvements in technology and our lack of funds to purchase equipment, CWTel has not been able to complete these installations.

         Over the course of the fiscal year, CWTel has been unable to satisfy its creditors, pay its employees, or pay for its essential operations. On June 22, 2001, Charles Wainer tendered his resignation as president of CWTel, effective immediately.

         Subsequent Events

         In August 2001, we discontinued the operations of CWTel, and are making arrangements for the distribution of its assets and assumption of its liabilities in connection with its dissolution. As of June 30, 2001, CWTel has not yet filed for bankruptcy. As of June 30, 2001, Vidikron is our sole operating subsidiary.

Employees.

         As of June 30, 2001, we employed one person on a full-time basis. We currently have one executive officer and two directors. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified people. We believe that the relationship we have with our employees is healthy and stable.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices are at 1413 Chestnut Avenue, Hillside, New Jersey 07205, which we share with Vidikron. Vidikron executed a five-year lease for approximately 29,000 square feet of office space from an unaffiliated third party for $6,094 per month. The monthly rental fee increases to $6,500 on November 1, 2001; to $7,313 on November 2, 2003 and to $7,719 on November 1, 2004. This lease expires in October 2005. We believe that this facility is adequate for our current and reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

         On October 22, 1999, the Securities and Exchange Commission notified us that it had initiated an investigation of some of our accounting procedures, press releases and the trading of our securities surrounding earnings reports. The Commission has also advised us that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security. As of June 30, 2001, we have no knowledge of the extent of the investigation or its likely outcome.

         On March 21, 2001 Vidikron S.R.L., an Italian corporation, filed a lawsuit against Vidikron of America, Inc., in the Supreme Court of the County of New York, New York County. Vidikron S.R.L. is involved in the production and sale of high-end projection televisions, and is a subsidiary of Projectavision, Inc., a Delaware corporation. Vidikron of America, Inc. was created as a subsidiary of Vidikron Industries, the predecessor corporation of Vidikron S.R.L. Vidikron of America, Inc. was sold in 1998 to third parties. The sale was evidenced by an instrument wherein Vidikron of America, Inc. acknowledged a debt to Vidikron S.R.L. of $376,888. Vidikron of America, Inc. is alleged to owe Vidikron S.R.L. an additional $196,697.13, being the amounts from January 1999 to the date of the complaint. According to the complaint, the amounts owed are for projection televisions and related items sold to Vidikron of America and for which Vidikron never paid. Vidikron of America denies that it owes any amounts and is defending this action.

         In addition, we or Vidikron are parties to legal proceedings that arise in the ordinary course of business. We do not believe that these lawsuits will, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this Item 4 is contained in our information statement on Form 14C, filed with the Securities and Exchange Commission on May 24, 2001, and incorporated herein by reference.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock.

         Our common stock is traded on the OTC Bulletin Board under the symbol "MKLD." Previously and until June 21, 2001, our common stock had traded under the symbol "QNET."

         The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for our common stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

         These per share quotations have also been adjusted to reflect a 40-for-1 reverse stock split of our common stock effective June 21, 2001.

                                                                  Price
                                Quarter Ended:             High           Low
Fiscal Year 1999:
March 1999................  March 30, 1999                $377.50        $190.00
June 1999.................. June 30, 1999                 $545.00        $157.50
September 1999............. September 30, 1999            $300.00        $122.50
December 1999.............. December 31, 1999             $182.50         $57.50

Fiscal Year 2000:
March 2000................. March 30, 2000                $187.50         $70.00
June 2000.................. June 30, 2000                  $80.00          $3.40
September 2000............. September 29, 2000              $6.60          $3.85
December 2000.............. December 31, 2000               $3.24          $0.40

Fiscal Year 2001
March 2001................. March 30, 2001                $  0.68          $0.48
June 2001.................. June 29, 2001                 $  0.40          $0.05

Holders of Record.

         As of June 30, 2001, there were approximately 500 holders of record of our common stock.

Dividends.

         We have never paid cash dividends on our common stock and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. If we do accumulate earnings from which a dividend could be paid, our strategy at this time is to retain these earnings to finance the development and expansion of our business. However, in the event we would pay a dividend, our board of directors would determine the amount of such a dividend out of funds legally available therefore and based upon our earnings, financial condition, capital requirements and other conditions. In addition, the terms of our outstanding indebtedness and preferred stock restrict the payment of dividends on our common stock until certain conditions are met. The payment of dividends on our common stock is also subject to the preference applicable to the outstanding certain shares of our preferred stock and to the preference that may be applicable to any shares of the preferred stock issued by us in the future.

Recent Sales of Unregistered Securities.

         During our fiscal year 2001, we issued the following securities that were not registered under the Securities Act of 1933.

         In May 2001, we completed our spin-off of GlobalBot, one of our subsidiaries. The spin-off was effected by a stock dividend paid to each holder of record of Markland common stock. The spin-off ratio was one share of GlobalBot common stock for each four shares of Markland common stock owned of record on May 1, 2000. The shares were issued to our stockholders in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

         On October 16, 2000, Quest Net issued to James LLC 647,500 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest Net on May 5, 2000 in the United States District Court, Southern District of New York, by James LLC. In addition to issuing the common stock, we executed a promissory note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate of eight percent per annum. The shares were issued under Section 3(a)(10) of the Securities Act of 1933.

         As part of our acquisition of Vidikron of America, Inc., Markland LLC, Vidikron's sole stockholder, received ten (10) shares of our Series B convertible preferred stock, which were convertible into approximately 85% of the outstanding common stock of Markland Technologies, Inc. on a fully diluted basis. On June 21, 2001, pursuant to the filing of our Amendment to the Articles of Incorporation, we effected a 40-for-1 reverse stock split in the outstanding shares of our common stock; concurrently, all outstanding shares of our Series B Preferred Stock automatically converted into 254,911,356 shares of common stock, which were issued to Markland LLC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         We historically have been primarily engaged in providing Internet connectivity and the development of Internet tools for individuals and companies. Presently, through its wholly owned subsidiary, Vidikron of America, Inc., it is engaged in the marketing and distribution of high-end projection systems and support accessories primarily to the consumer market.

         On March 16, 2001, our board of directors approved the acquisition of all of the outstanding capital stock of Vidikron. Vidikron was acquired in a stock-for-stock transaction in which Markland LLC, the sole stockholder of Vidikron, would own approximately 85% of our common stock, assuming the conversion of the outstanding preferred stock and $2.5 million of a promissory note executed by us in favor of James LLC. Accordingly the transaction has been accounted for as a reverse acquisition as a recapitalization of Vidikron, pursuant to which Vidikron is treated as the continuing entity. Vidikron is currently a wholly-owned subsidiary of ours. The shares issued in connection with the exchange agreement were recorded at the fair market value of the net liabilities assumed from Quest Net. The liabilities assumed totaling $3,381,913 consisted of liabilities of discontinued operations of $2,145,002 and notes payable of $1,236,911. As a result of the merger Quest Net changed its name to "Markland Technologies, Inc." and Vidikron adopted the year end of Quest Net.

         Subsequent to the exchange agreement we decided to cease all operations previously engaged in by Quest Net, and commenced a spin-off of Globalbot Corp., a subsidiary then 80% owned by us, and the filing of a petition for relief under Chapter 7 of the Federal bankruptcy laws for CWTel, Inc., another wholly owned subsidiary. As of June 30, 2001 CWTel has not yet filed for bankruptcy. Accordingly no adjustment has been made in the financial statements for any possible effect of a bankruptcy filing.

Operating History; Continuing Operating Losses.

         The  report  of  our  independent  accountants  on  our  June 30,  2001
Consolidated Financial Statements contains an explanatory paragraph regarding our ability to continue as a going concern. Our independent accountants cited our history of operating losses, limited operating history, and negative cash flow from operations, which raised substantial doubt as to our ability to continue as a going concern.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 RESULTS OF OPERATIONS (UNAUDITED)

         Net sales amounted to $2,177,037 for the six months ended June 30, 2001, compared to $3,267,651 for the six months ended June 30, 2000 a decrease of $1,090,614 or 50% from the six months ended June 30, 2000. The decrease was due to increased competition in the home theater market and the discontinuation of several products due to obsolescence .

         Gross profit decreased by $358,144 or 51% to $704,157 for the six months ended June 30, 2001, from $1,062,301 for the six months ended June 30, 2000. Gross profit as a percentage of net revenues decreased to 32.3% for the six months ended June 30, 2001 from 32.5% for the six months ended June 30, 2000.

         Selling, general and administrative expenses increased by $68,786 or 5.6% to $ 1,303,314, or 59.8% of net revenues, for the six months ended June 30, 2001, from $1,234,528 or 37.8% of net revenues for the six months ended June 30, 2000. The increase was due to officers compensation and professional fees associated with the reverse acquisition.

         Depreciation and amortization expense was $515,754 for the six months ended June 30, 2001 compared to $9,688 for the six months ended June 30, 2000. The increase is due to the amortization of license agreements acquired in late 2001.

         Interest expense increased to $100,826 for the six months ended June 30, 2001 compared to $90,000 for the six months ended June 30, 2000. This increase is primarily due to the increase in the principal balance of the line of credit.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 RESULTS OF OPERATIONS

         Net sales amounted to $6,727,577 for the year ended December 31, 2000, compared to $8,751,070 for the year ended December 31, 1999. This represents a decrease of $2,023,493 or 30.1% from the year ended December 31, 1999. The decrease was due primarily to increased competition within the home theater marketplace.

         Gross profit decreased by $215,512 or 3.2% to $2,345,610 for the year ended December 31, 2000, from $2,561,122 for the year ended December 31, 1999. Gross profit as a percentage of net revenues increased to 34.9% for the year ended December 31, 2000 from 29.3% for the year ended December 31, 1999. The increase is due primarily to writedowns of inventory in 1999.

         Selling, general and administrative expenses decreased by $669,026 or 9.9% to $2,921,520, or 43.4% of net revenues, for the year ended December 31, 2000, from $3,590,546 or 41% of net revenues for the year ended December 31, 1999. The decrease is due primarily to cost-cutting measures instituted by management including substantial cuts in payroll.

         Depreciation and amortization expense decreased to $73,126 for the year ended December 31, 2000 compared to $409,770 for the year ended December 31, 1999. The decrease is primarily due to the write off of certain intangibles for the year ended December 31, 1999 totaling $400,000.

         Interest expenses increased to $318,493 for the six months ended December 31, 2000 compared to $147,994 for the six months ended June 30, 2000. This increase is primarily due to the increase in the principal balance of the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         From our inception, our revenues have been insufficient to support our operations. As a result, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing, or both. Currently we have a working capital deficit of $6,911,449 and a stockholders' deficit of $5,316,201, including an accumulated deficit of $5,346,191 at June 30, 2001. Additionally, the cash used in operations for the six months ended June 30, 2001 totaled $393,360.

         We have $975,000 remaining on our Market LLC $4,500,000 revolving credit line. These and other factors raise a substantial doubt as to our ability to continue as a going concern. In order to continue our current operations and effect our operation plan, we will need to obtain additional debt or equity financing, or both. In the event that we are unable to obtain debt or equity financing or are unable to obtain financing on terms and conditions that are acceptable, we may have to cease or severely curtail operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                              FINANCIAL STATEMENTS



                                      INDEX


                                                                     Page Number



INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet at June 30, 2001                                        F-3

       Statements of Operations for the six months ended June 30, 2001
         and the years ended December 31, 2000 and 1999                      F-4

       Statements of Stockholders' Deficit for the six months ended
         June 30, 2001 and the years ended December 31, 2000 and 1999        F-5

       Statements of Cash Flows for the six months ended June 30, 2001
         and the years ended December 31, 2000 and 1999                      F-6

       Notes to Consolidated Financial Statements                       F-7-F-17

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Markland Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Markland Technologies, Inc. and Subsidiaries (formerly known as Quest Net Corp.) as of June 30, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Markland Technologies, Inc. and subsidiaries as of June 30, 2001 and the consolidated results of its operations and its cash flows for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/Feldman Sherb & Co, P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
September 20, 2001
                                      F-2

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $   173,568
     Accounts receivable, net of allowance
       for doubtful account of $162,207                            308,415
     Inventories                                                   760,582
     Prepaid expenses                                               25,917
                                                               --------------
         Total Current Assets                                     1,268,482

PROPERTY AND EQUIPMENT                                               81,267

LICENSES                                                          1,490,825

OTHER ASSETS                                                         23,156
                                                               --------------
                                                              $   2,863,730
                                                               ==============

                      LIABLITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                         $     951,298
     Secured line of credit                                       3,522,022
     Notes payable                                                1,236,911
     Liabilities from discontinued operations                     2,145,003
     Accrued expenses                                               201,981
     Accrued warranty                                               122,715
                                                               --------------
         Total Current Liabilities                                8,179,930

STOCKHOLDERS' DEFICIT:
     Preferred stock, no par value; 5,000,000 shares
       authorized; none issued and outstanding                            -
     Common stock, $.0001 par value; 300,000,000 shares
       authorized; 299,909,179 shares  issued and outstanding        29,991
     Accumulated deficit                                         (5,346,191)
                                                               --------------
         Total Stockholders' Deficit                             (5,316,200)
                                                               --------------
                                                              $   2,863,730
                                                               ==============







          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                              Six Months Six Months
                                                                                      Years Ended December 31,
                                                Ended               Ended        -----------------------------------
                                              June 30, 2001      June 30, 2000         2000               1999
                                             --------------    ---------------    ----------------   ----------------
                                                                 (Unaudited)
REVENUES                                  $     2,177,037   $      3,267,651   $       6,727,577  $       8,751,070

COST OF SALES                                   1,472,880          2,205,350           4,381,967          6,189,948
                                            --------------    ---------------    ----------------   ----------------
GROSS PROFIT                                      704,157          1,062,301           2,345,610          2,561,122
                                            --------------    ---------------    ----------------   ----------------
OPERATING EXPENSES
    Selling, general and administrative         1,303,314          1,234,528           2,921,520         3,590,546
    Depreciation and amortization                 515,754              9,688              73,126            409,770
                                            --------------    ---------------    ----------------   ----------------
         TOTAL OPERATING EXPENSES               1,819,068          1,244,216           2,994,646         4,000,316

LOSS FROM OPERATIONS                           (1,114,911)          (181,915)           (649,036)        (1,439,194)

INTEREST EXPENSE, net                            (100,826)           (90,000)           (318,493)          (147,994)
                                            --------------    ---------------    ----------------   ----------------
 NET LOSS                                 $    (1,215,737)  $       (271,915)  $        (967,529) $      (1,587,188)
                                            ==============    ===============    ================   ================
NET LOSS PER COMMOM SHARE -
    BASIC AND DILUTED                     $         (0.00)  $          (0.00)  $           (0.00) $           (0.01)
                                            ==============    ===============    ================   ================
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING -
      BASIC AND DILUTED                       299,909,179        299,909,179         299,909,179        299,909,179
                                            ==============    ===============    ================   ================








          See accompanying notes to consolidated financial statements.
                                       F-4

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                                                      Common Stock                  Additional                           Total
                                              ---------------------------------       Paid-in        Accumulated     Stockholders'
                                                  Shares            Amount            Capital          Deficit          Deficit
                                              ---------------   ---------------    --------------    ------------    ---------------

 Balance - January 1, 1999                       254,911,356  $         25,491   $       172,036   $    (361,361)  $       (163,834)

 Net loss                                                  -                 -                 -      (1,587,188)        (1,587,188)
                                              ---------------   ---------------    --------------    ------------    ---------------

 Balance - December 31, 1999                     254,911,356            25,491           172,036      (1,948,549)        (1,751,022)

 Net loss                                                  -                 -                 -        (967,529)          (967,529)
                                              ---------------   ---------------    --------------    ------------    ---------------

 Balance - December 31, 2000                     254,911,356            25,491           172,036      (2,916,078)        (2,718,551)

 Capital contribution                                      -                 -         2,000,000                          2,000,000

 Outstanding stock of
 Markland Technologies, Inc. at date of merger    44,997,823             4,500        (2,172,036)     (1,214,376)        (3,381,912)

 Net loss                                                  -                 -                 -      (1,215,737)        (1,215,737)
                                              ---------------   ---------------    --------------    ------------    ---------------
 Balance - June 30, 2001                         299,909,179  $         29,991   $             -   $  (5,346,191)  $     (5,316,200)
                                              ===============   ===============    ==============    ============    ===============






            See accompany notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six months ended            Year Ended December 31,
                                                                       June 30, 2001              2000             1999
                                                                   --------------------      --------------   --------------
Cash flows from operating activities
Net loss                                                          $         (1,215,737)    $      (967,529) $    (1,587,188)
                                                                    -------------------      --------------   --------------
Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                             515,754              73,126          409,770

     Changes in operating assets and liabilities:
         Accounts receivable                                                   314,112             602,420           21,430
         Inventories                                                           246,317            (511,471)         548,356
         Prepaid expenses                                                       97,220             (98,534)          12,611
         Other assets                                                            7,173             (23,156)          13,333
         Accounts payable                                                     (413,458)             26,756         (208,714)
         Accrued expenses                                                       73,003              17,892           50,838
         Accrued warranty expenses                                             (17,745)           (131,663)          17,540
                                                                    -------------------      --------------   --------------
                                                                               822,377             (44,630)         865,164
                                                                    -------------------      --------------   --------------
Net cash used in operating activities                                         (393,360)         (1,012,160)        (722,024)
                                                                    -------------------      --------------   --------------
Cash flows from investing activities
Disposal of equipment                                                                -                   -          110,772
Purchase of equipment                                                          (23,908)            (31,066)               -
Purchase of licenses                                                                 -                   -          (50,000)
                                                                    -------------------      --------------   --------------
Net cash used in investing activities                                          (23,908)            (31,066)          60,772
                                                                    -------------------      --------------   --------------
Cash flows from financing activities
Repayment of loan from shareholders                                                  -                   -         (279,488)
Secured line of credit                                                         604,050             781,696          888,876
Capital contribution                                                                 -                   -           50,127
Cash overdraft                                                                 (13,214)             13,214                -
                                                                    -------------------      --------------   --------------
Net cash provided by financing activities                                      590,836             794,910          659,515
                                                                    -------------------      --------------   --------------
Net increase (decrease) in cash and cash equivalents                           173,568            (248,316)          (1,737)
Cash and cash equivalents at beginning of year                                       -             248,315          250,052
                                                                    -------------------      --------------   --------------
Cash and cash equivalents at end of period                        $            173,568     $             -  $       248,315
                                                                    ===================      ==============   ==============
Supplemental information Cash paid for:
     Interest Expense                                             $            105,006     $       319,792  $       148,002
     Income tax expense (refund)                                  $              1,040     $         2,612  $       (18,719)

Disclosure of non-cash and financing activities
     Purchase of licenses for accounts payable                    $                  -     $     2,000,000  $             -
     Capital contribution used to pay accounts payable            $          2,000,000     $             -  $             -



          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and business

          Quest Net Corp. ("Quest") was incorporated in the state of Colorado on November 28, 1995 under the name of A. P. Sales, Inc. In June of 1998, Quest acquired certain assets related to the Internet services industry and became a provider of Internet system and network management solutions. At that time, the Company changed its name to Quest Net Corp. The Company relocated to Florida in December 1998. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2000 between Parputt Enterprises, Inc. ("PEI"), a Nevada corporation, and Quest Net Corp., the Company merged with in a transaction in which Quest was the surviving company. The merger was accounted for as a recapitalization of Quest.

          On March 16, 2001, the Board of Directors of Quest approved the acquisition of all of the outstanding capital stock of Vidikron of America, Inc. ("Vidikron" or the "Company"). The transaction became effective on April 19, 2001. Vidikron was acquired in a stock-for-stock transaction (the "Exchange") in which the former shareholders of Vidikron would own approximately 85% of Quest common stock, assuming the conversion of the outstanding preferred securities and $2.5 million of the promissory note. Accordingly the transaction has been accounted for as a reverse acquisition as a recapitalization of Vidikron, pursuant to which Vidikron is treated as the continuing entity. The shares issued in connection with the Exchange were recorded at the fair market value of the net liabilities assumed from Quest. The liabilities assumed totaling $3,381,913 consisted of liabilities of discontinued operations of $2,145,002 and notes payable of $1,236,911. Quest's accumulated deficit is offset against its additional paid-in capital at the date of the exchange to the extent additional paid-in capital is available. The remaining Quest accumulated deficit of $1,214,376 at June 30, 2001 is carried forward as an element of the accumulated deficit for the continuing entity. As a result of the merger Quest changed its name to Markland Technologies, Inc. and Vidikron adopted the year end of Quest.

          Vidikron of America, Inc., is a marketer and distributor of high-end home theater projection systems and related support equipment primarily in the United States. The Company was a wholly-owned subsidiary of Vidikron Technologies Group, Inc. through August 1999.

          The following transactions occurred in connection with the exchange:

                   (1) Quest declared a 1-for-40 reverse stock split of its outstanding common stock. (The financial statements for all periods presented have been retroactively adjusted for the stock split).

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   (2) Quest issued 10 shares of its Series B Convertible Preferred stock to Vidikron in exchange for all Vidikron's outstanding common stock, which subsequently was converted into 254,911,356 shares of common stock.

                   (3) Quest converted $2,500,000 of a promissory note owed to James LLC into 43,750,000 shares of common stock. (Note 7)

          Subsequent to the exchange the Company decided to cease all operations previously engaged in by Quest, which included the spin-out of Globalbot, an 80% owned subsidiary, and to file a petition for relief under Chapter 7 of the Federal Bankruptcy Laws for CWTel, Inc., a wholly owned subsidiary. As of June 30, 2001 CWTel has not yet filed for bankruptcy. Accordingly, no adjustment has been made in the financial statements for any possible effect of a bankruptcy filing. For financial statement purposes the spin-out of Globalbot was recorded on the date of the reverse acquisition

          The liabilities of the discontinued operations have been classified separately in the balance sheet as of June 30, 2001.

2.        Summary of Significant Accounting Policies

          Basis of presentation

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $1,215,737, $967,529 and $1,587,188 for the period ended June 30, 2001, and years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of $6,911,449 at June 30, 2001. These conditions raised substantial doubts about the Company's ability to continue as a going concern.

          Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability. However, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Principles of consolidation

          The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

                 MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Summary of Significant Accounting Policies Continued:

          Use of estimates

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

          Inventories

          Inventories consisting of finished goods are stated at the lower of cost (first-in, first-out method) or market.

          Property and equipment

          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be from three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

          Leasehold improvements are amortized over the life of the existing lease.

          Licenses

          Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of two years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of intangible assets may warrant revision.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Summary of Significant Accounting Policies Continued:

          Long-lived assets

          In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At June 30, 2001 the Company wrote-off $363,000 due to impairment of its licensing costs. Management believes that the balance of long-lived assets in the accompanying balance sheet is appropriately valued.

          Income taxes

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

          Revenue recognition

          Revenues are recognized when goods are shipped or services are performed.

          Stock-based compensation

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Summary of Significant Accounting Policies Continued:

          Fair value of financial instruments

          SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

          Loss per share

          The Company has adopted SFAS, No. 128, Earnings per Share. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2001, and December 31, 2000 and 1999, diluted earnings per share is not being shown due to the fact that those periods show a net loss and any conversion into common stock would be anti-dilutive. Earnings per share for all periods presented are based on 299,895,713 weighted average common shares outstanding, which includes the number of common shares issued in the reverse acquisition. There were no common stock equivalents outstanding for any period presented.

          Concentration of credit risk

          Concentration of credit risk with respect to trade accounts receivable is limited as customers represent a wide variety of companies who are dispersed throughout the United States. No one customer accounts for a significant portion of the Company's trade accounts receivable portfolio. As a result, the Company does not consider itself to have any significant concentration risk. The Company's financial instruments consist primarily of cash, which is invested in money market accounts, accounts receivable and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure.

          Research and development

          Research and product development costs are charged to expense as incurred. The company incurred $4,534, $0 and $27,963 in product development costs for the six months ended June 30, 2001 and years ended December 31, 2000 and 1999 respectively.

          Shipping and handling costs

          The Company accounts for shipping and handling costs as a component of "Cost of Sales".

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Summary of Significant Accounting Policies Continued:

          Recently issued accounting pronouncements

          In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

          The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

          In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

          In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business
          Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Licenses
                                                    June 30, 2001
                                                    -------------
                  Licenses                          $ 2,050,000
                  Less: accumulated amortization        559,175
                                                    --------------
                                                    $ 1,490,825
                                                    ==============

          The Company has entered into two licensing agreements with a company that is engaged in the development of digital control technology. Under these agreements, the Company has obtained licenses to use, make and sell worldwide digital control technology in the market relating to the home theater and the outdoor billboard market. The Company paid $2,000,000 as an up-front fee. Such amount was funded by a $2,000,000 capital contribution in March 2001. Amortization expense for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 was $502,500, $50,000 and $1,672 respectively.

4.        Line of Credit

          Vidikron has a $4,500,000 line of credit with an investment company which is secured by substantially all of the Company's assets as well as a second lien security interest in the outstanding capital stock of Vidikron. Borrowings bear interest at the prime rate plus 2%. The balance of the line of credit (including accrued interest) was $3,522,022 at June 30, 2001.

5.        Notes payable

          Notes payable of $1,236,911 due to James, LLC bears interest at 8% per annum. Principal and interest payments are due on December 31, 2001. The note is convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the current market price on the date of notice of conversion.

6.        Property and equipment

          Property and equipment consisted of the following:


                                             June 30, 2001
                                            --------------
         Office equipment                $        57,459
         Computer equipment                       14,328
         Demonstration equipment                  27,324
         Furniture and fixtures                    8,407
         Leasehold improvements                   14,396
                                             --------------
                                                 121,914
         Less accumulated depreciation            40,647
                                             --------------
                                         $        81,267
                                             ==============

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Property and Equipment Continued:

          Depreciation expense for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 was $13,251 $18,122 and $167,538 respectively.

7.        Stockholders' deficit

          Preferred stock

          The Company is authorized to issue five million shares of no par value preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

          Common stock

          On October 16, 2000, Quest Net Corp. issued to James LLC 647,500 shares of its common stock. The shares were issued as partial settlement of a lawsuit that was filed against Quest on May 5, 2000. The lawsuit stemmed from the sale of common stock to James LLC for $5,000,000. The lawsuit alleged that the Company breached its contract of sale to James LLC by, among other things, failing to register the common stock, and failing to pay liquidated damages for the non-effectiveness of the registration statement. James LLC demanded damages in excess of $5,000,000. Quest also issued a Promissory Note in the principal sum of $3,500,000, maturing December 31, 2001, and bearing interest at the rate of eight percent per annum.

          Summary

          A summary of the status of the Company's stock option awards as of June 2001, 2000 and 1999, and the changes during the periods then ended are presented below:

                                            Stock Options

                                                  Weighted
                                                   Average
                                                  Exercise
                                     Shares         Price     Exercisable
                                  ------------    ----------  ------------
  Outstanding - June 30, 1998:
    June 30, 1998:
    Granted                          34,967     $   18.00        34,967
    Exercised                       (32,767)    $    4.80       (32,767)
    Canceled                              -             -             -
                                   -----------    ----------   -----------
  Outstanding - June 30, 1999:        2,200     $   18.00         2,200
    June 30, 1999:
    Granted                             289     $   42.40           289
    Exercised                             -             -             -
    Canceled                           (625)    $   42.40          (625)
                                  ------------    ----------  ------------
  Outstanding  - June 30, 2000        1,864     $   18.00         1,864
    Expired                          (1,864)    $   18.00        (1,864)
                                  ------------    ----------  ------------
  Outstanding - June 30, 2001             -     $       -             -
                                  ============    ==========  ============

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.        Income taxes

          A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the periods ended June 30, 2001, December 31, 2000 and 1999 is as follows:

                                               June 30,    December 31,
                                              --------- ------------------
                                                   2001     2000     1999
                                              ----------------------------
          U.S. statutory federal rate..........    (34%)    (34%)    (34%)
          Net operating loss for which no tax
            benefit is currently available.....    (34%)    (34%)    (34%)
                                              ----------------------------
                                                    - %      - %      - %
                                              ============================

          At June 30, 2001, deferred taxes consisted of the following:

          Deferred tax assets,
          Net operating loss..................  $  1,300,000
          Valuation allowance.................    (1,300,000)
                                                -------------
          Net deferred taxes............        $          -
                                                =============

          The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The net operating loss carryforward expires in 2020.

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.        Commitments and contingencies

          Litigation

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

          On March 21, 2001 Vidikron S.R.L., an Italian corporation, filed a lawsuit against Vidikron of America, Inc., in the Supreme Court of the count of New York, New York County. Vidikron S.R.L. is involved in the production and sale of high-end projection televisions, and is a subsidiary of Projectavision, Inc., a Delaware corporation.Vidikron of America, Inc. was created as a subsidiary of Vidikron Industries, the predecessor corporation of Vidikron S.R.L. Vidikron of America, Inc. was sold in 1998 to third parties. The sale was evidenced by an instrument wherein Vidikron of America, Inc. acknowledged a debt to Vidikron S.R.L. of $376,888. Vidikron of America, Inc. is alleged to owe an additional $196,697, being the amounts from January 1999 to the date of the complaint. According to the complaint, the amounts owed are for projection televisions and related items sold to Vidikron of America and never paid for. Vidikron of America denies that it owes any amounts and is defending this action.

          Securities and Exchange Commission

          Quest has been advised by the Securities and Commission (the "Commission") that an order directing a private investigation of possible violations of Sections 17(a) of the Securities Act and
          Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by certain unnamed persons has been issued. The Commission has also advised Quest that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity, or security.

10.       Commitments:

          Vidikron leases a facility under a five-year operating lease agreement that expires in October, 2005. The agreement contains a provision for annual rent increase and obligates Vidikron to pay for its share of increases in the operating costs of the premises.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Commitments Continued:

         The future minimum rental payments through October 2005 are as follows:

                         2002           $ 76,375
                         2003           $ 81,250
                         2004           $ 86,125
                         2005           $ 90,999
                         2006           $ 30,876

          Rent expense amounted to $36,563 for the six months ended June 30, 2001 and $55,281 and $133,420 for the years ended December 31, 2000 and 1999, respectively.

          Royalty Agreement - The Company has entered into a licensing agreement which requires royalty payments equal to 2% of net sales. Royalty expenses, which are charged to cost of sales, under the licensing agreements totaled $37,449 for the six months ended June 30, 2001 and $131,432 in 2000 and $59,562 in 1999, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In November 2000 we dismissed the accounting firm of Cordovano & Harvey P.C., as our independent certified public accountants. Our lack of working capital prevented us from retaining Cordovano & Harvey to complete our June 2000 audit. Our new majority stockholder at the time, James LLC, agreed to provide the auditing firm of Feldman Sherb & Co., P.C. to complete the audit.

         During our two most recent fiscal years, and the interim period preceding the date of termination, the reports of Cordovano & Harvey contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

         The decision to dismiss Cordovano & Harvey and retain Feldman Sherb & Co. was approved of by our board of directors at a November 2, 2000 meeting.

         Additionally, during our two most recent fiscal years, and the interim period preceding the date of termination, there were no disagreements with Cordovano & Harvey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Cordovano & Harvey, would have caused it to refer to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning our directors and executive officers:

                   Name           Age     Term         Position

            Lawrence Shatsoff      47      2001     President and Director
            David E. Danovitch     39      2001     Secretary and Director


         Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board of directors. Until we encountered cash flow problems, outside directors were compensated $150 for every board of director meeting they attended.

         In June 2000, Julian Cantillo resigned from the board of directors. In September 2000, Richard Zaden resigned from the board of directors due to personal and Quest related circumstances, none of which were addressed in his resignation. In November 2000, David Block resigned from the Board of Directors. In his resignation, he stated that his resignation was due to lack of communication between Mr. Block and the President, cancellation of the officer and director liability insurance, and our non-action to resolve these matters. In May 2001, Charles Wainer resigned from the board of directors.

         Subsequent Events. Mr. Wellnitz resigned from our board of directors effective August 10, 2001, for personal reasons. As of October 15, 2001, the board position left vacant by Mr. Wellnitz remains unfilled.

Lawrence Shatsoff.

         Mr. Lawrence Shatsoff, 47, is our President and a director. Prior to becoming President of Markland, Mr. Shatsoff served from June 2000 to June 2001 in various executive capacities and as a director of LecStar Corporation (formerly Corzon, Inc.), a telecommunications company. From 1995 to 2000, Mr. Shatsoff was the vice president and chief operations officer of DCI Telecommunications, Inc. Mr. Shatsoff, graduated in 1975 from Rider College with a bachelor of science degree in Decision Sciences and Computers.

David E. Danovitch.

         Mr. David E. Danovitch, 39, is our Secretary and a director. Since January 2000, he has been a senior partner of NewWest Associates, LLC, an international consulting firm, and Del Rey Investments, LLC, a merchant banking firm, both based in New York, New York. From January 2000 to present, Mr. Danovitch was a managing director of Cambridge Partners, a merchant banking firm. From 1995 to 1997, he was a founding principal of Snowden Capital, Inc., a New York City-based investment banking firm. Mr. Danovitch is an attorney and member of the District of Columbia, Massachusetts and New York bars. He holds an bachelor of arts from Kenyon College, a juris doctor from Suffolk University Law School and an L.L.M. in taxation from Boston University School of Law. Mr.
Danovitch also has been a director of Imaging Diagnostic Systems, a publicly-held company, since November 2000.

Compliance With Section 16(a) of the Securities Act of 1934.

         Based upon our review of forms filed by directors, officers and certain beneficial owners of our common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, we have identified the following Form 3 filings that were, or will be, filed late by the Section 16 reporting persons during the fiscal year 2001:

        o        James LLC (1 late report)
        o        Markland LLC (1 late report)
        o        Lawrence Shatsoff (1 late report)
        o        David E. Danovitch (1 late report)


ITEM 10. EXECUTIVE COMPENSATION

         Markland executed an employment agreement dated March 1, 2000 with Charles Wainer, our one-time president, but the agreement has been terminated coincident with his resignation effective May 18, 2001. Mr. Wainer's options to purchase 25,000 shares of our common stock expired automatically upon his resignation, and he has no other options to purchase shares of our common stock.

         Mr. Lawrence Shatsoff, who became our president in June 2001, has entered into an informal agreement with Markland whereby he is paid $120,000 per year. However, he did not begin receiving compensation until August 2001, subsequent to the end of our fiscal year.

         The following table, qualified by the two explanatory paragraphs above, shows the compensation received by our current and past chief executive officers for the past fiscal year.

                                              Annual Compensation                  Long-Term Compensation
Name and Principal              Year                  Other Annual        Restricted     Securities / Underlying
Position                       Ended       Salary     Compensation        Stock Awards         Option / SARs

Lawrence Shatsoff,            6/30/01     $120,000                             N/A                   N/A
President and director

Charles Wainer,               6/30/01     $100,000                          $1,411,000             25,000
former President and former
director


Equity Incentive Plan.

         On October 29, 1999, the board of directors approved an equity incentive plan. The plan was to be approved by the stockholders within one year. No stockholder meeting was held to approve the plan and the plan is now void. As of June 30, 2001, management is in the process of finalizing a incentive stock option plan, which will be delivered to the stockholders for approval following approval by the board of directors.

         As of June 30, 2000, we had no options to purchase common stock outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of October 15, 2001, being the most recent practicable date, regarding our common stock that was beneficially owned by:

        o        each of our current directors and directors;

        o        all of our current directors and executive officers as a group;
                 and

        o each person or entity that beneficially owned, directly or together with affiliates, more than 5% of our common stock. The 5% threshold was based on information available to us and based upon a review of statements filed with the Securities and Exchange Commission pursuant to the Securities Act.

         Please note that effective June 21, 2001, we effected a 40-for-1 reverse split whereby each share of our common stock outstanding immediately before the reverse split was converted into a number of "new" shares of common stock equal to 1 divided by 40.

         We believe each person or entity listed has sole voting and investment power over the shares beneficially owned by them. Unless otherwise indicated, the address of each person or entity listed below is c/o Markland Technologies, Inc., 1413 Chestnut Avenue, Hillside, New Jersey 07205.

                                                                                               % of Outstanding of Beneficial
                                                                     Number of Shares Owned        Shares of Common Stock
Name and Address of Owner                      Positions Held             Beneficially

Markland LLC                                    Stockholder                254,911,356                       85.0%
c/o Harbour House
2d Floor, Waterfront Drive
P.O. Box 972, Road Town
Tortola, British Virgin Islands

James LLC.                                      Stockholder                 44,420,250                       14.8% (1)
c/o Citco Trustees (Cayman) LTD.
Corporate Centre, West
Bay Road, PO Box 31106 SMB Grand Cayman,
Cayman Islands, BWI.

Lawrence Shatsoff                               President and director               0                        0%

David E. Danovitch                              Secretary and director               0                        0%

All officers and directors                                                           0                        0%
as a group

(1) The beneficial ownership disclosure above for James LLC does not include common stock issuable by us from the conversion of approximately $1,000,000 remaining principal balance of a $3,500,000 promissory note executed by us in favor of James LLC. The terms of the promissory note allow James LLC to convert only to the extent that we are able to accommodate such election by the issuance of available common stock. Currently, we have 299,909,179 shares of common stock outstanding, and are authorized to issue 300,000,000. Hence, a conversion by James at present is impracticable. However, we intend to amend shortly our articles of incorporation to effect an increase in the common stock authorized for issuance.

Except as indicated above, based on information provided by such stockholders, the stockholders named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by each of them.

Percentage of ownership is based on 299,909,179 shares of common stock beneficially owned or outstanding as of October 15, 2001, plus any options of each person that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days of June 30, 2001 are deemed outstanding for computing the percentage of that person and the group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time during the year ended June 30, 2000, Quest Net paid certain expenses related to ventures Mr. Pereira is associated with, but have no relative business purpose to Quest Net. The amounts totaled $97,360 and have been deducted from amounts accrued and payable to Mr. Camilo Pereira pursuant to his employment agreement by decreasing the shares to be issued to Mr. Pereira in connection with his employment agreement by 374 shares. In November 1999, Quest Net instituted a policy that prohibits payment of any new expenses unrelated to its business. In addition, the Policy provides that Quest Net may not enter into any transaction or loan with a related party unless the transaction or loan is on terms that are no less favorable to us than we could obtain from unrelated third parties. A majority of the disinterested, "independent" members of our board of directors must review and approve or ratify any transaction involving related parties or conflicts of interest.

         In February 2000, as part of the termination agreement with Ms. Rebecca Del Medico, received $50,000 and the right to 1,250 shares of Quest Net common stock, which Quest Net has accrued over the three months ended December 31, 1999.

          In February 2000, Quest Net had also decided to cancel its purchase of shares of Africa Internet Corp. Quest Net had paid $200,000 of the purchase price. Pursuant to the cancellation agreement, Quest Net received back the shares issued for the acquisition, paid a cancellation penalty of $100,000 and the balance was to be paid back in one year with an interest-bearing note as a guarantee for that amount. The note was subsequently transferred to Internet Strategy Group Ltd. as payment for past due consulting fees.

         On February 25, 2000, Quest Net entered into a Stock Purchase Agreement dated March 1, 2000 to purchase CWTel, Inc. from Charles Wainer, an individual, for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 7,750 shares of Quest Net's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by promissory note and guaranteed by the issuance, at closing, of 30,000 shares of preferred stock, with a face value of $10.00 per share.

         In March 2000, Quest Net entered into a two-year Consulting Agreement with Internet Strategy Group Ltd. for a consulting fee of $20,000 per month during the first and $24,000 per month during the second year plus 1,500 shares of Quest Net common stock annually, to be issued every quarter in advance. Mr. Pereira is an employee of Internet Strategy Group Ltd. Internet Strategy Group Ltd. was to perform consulting and advisory services on behalf of Quest on an as-needed basis, not to exceed 60 hours per months. The agreement was terminated in July 2000 due to our inability to pay the consulting fees. No shares were issued pursuant to the agreement.

         In October 2000, we executed a $3,500,000 convertible promissory note in favor of James LLC. The promissory note matures December 31, 2001, and bears interest at the rate of eight percent per annum.

         In July 2001, James LLC elected to convert $2,500,000 of the principal amount of the $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. Pursuant to James LLC's conversion election, we issued 43,750,000 shares of our common stock.

         On September 19, 2001, Markland assumed all of Vidikron's rights and obligations under the Market LLC $3,500,000 revolving credit facility by entering into an Amendment and Assignment and Assumption Agreement with Market LLC. Under the terms of the assignment and assumption agreement, the revolving credit line available to us was increased from $3,750,000 to $4,500,000. Borrowings under the revolving credit line are secured by our accounts receivables and those of Vidikron, as well as by a second lien security interest in the outstanding capital stock of Vidikron.

         Quest Net issued 10 shares of its Series B convertible preferred stock to Markland, LLC in connection with the acquisition of Vidikron of America, Inc. The preferred stock was convertible into approximately 85% of our outstanding common stock, on a non-diluted basis upon the effectiveness of a reverse stock split of our outstanding common stock. The reverse stock split was effective June 21, 2001. The automatic conversion resulted in our issuance of an aggregate of 254,911,356 shares of our common stock to Markland, LLC on that date.

         From time to time Charles Wainer, our one-time president, has accrued salary and loaned money to Quest Net. All accrued salary has been paid. However, Quest Net owes Mr. Wainer $62,000 for loans advanced to it. The loans are evidenced by non-interest bearing promissory notes and are due upon demand.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

         Current Report on Form 8-K filed April 10, 2001 with the Securities and Exchange Commission.

(a)      Exhibits


Exhibit                                                   Description
1.1               Exchange  Agreement and Plan of Reorganization by and between Quest Net Corp.  Vidikron of America,
                  Inc.  and  Markland LLC -  incorporated  by reference to our Current  Report on Form 8-K filed with the Commission on April 10, 2000.
1.2               Agreement and Plan of Merger between Parputt  Enterprises,  Inc. and Quest Net Corp. - incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 20, 2000.
1.3               Articles of Merger -  incorporated  by reference  to our Current  Report on Form 8-K filed with the
                  Commission on March 20, 2000.
3.1               Certificate of  Incorporation  of Quest Net Corp. - incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 20, 2000.
3.2               Articles of  Incorporation  of Quest Net Corp.  (Florida) - incorporated  by reference to Amendment
                  No. 1 to our Registration  Statement on Form SB-2/A, file No. 99-701157,  filed with the Commission on August 27, 1999
3.3*              Resolution  Establishing and Designating  Series B Convertible  Preferred Stock,  filed on April 4,
                  2001 with the Florida Secretary of State
3.4*              Amendment  to the  Articles of  Incorporation  of Quest Net Corp.,  filed on June 21, 2001 with the
                  Florida Secretary of State
3.5               Amended and Restated  Bylaws of Quest Net Corp - incorporated by reference to our Current Report on
                  Form 8-K, filed with the Commission on March 20, 2000.
4.1*              $3,500,000  convertible  promissory  note,  executed  by Quest  Net  Corp.  in favor of James  LLC, maturing December 31, 2001, bearing interest at 8% per annum
10.2*             Amendment  to Note and Loan,  dated April 2, 2001,  by and between  Vidikron of America,  Inc.  and
                  Market LLC
10.3              Qwest  Agreement - incorporated  by reference to Amendment No. 3 to our  Registration  Statement on
                  Form SB-2/A, filed with the Commission on December 3 1999
10.4              Bell South Agreement - incorporated by reference to Amendment No. 3 to our  Registration  Statement on Form SB-2/A, filed with the Commission on December 3 1999
10.5              E.spire  Agreement - incorporated by reference to Amendment No. 3 to our Registration  Statement on
                  Form SB-2/A, filed with the Commission on December 3 1999
10.6              CWTel Purchase Agreement - incorporated by reference to our Quarterly Report on Form 10-QSB,  filed with the Commission on June 16, 2000.

* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Markland Technologies, Inc. has duly caused this transition report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized,

                                                     MARKLAND TECHNOLOGIES, INC.


October 15, 2001                                  By:      /s/ Lawrence Shatsoff
                                                               President

         In accordance with the Securities Exchange Act, this transition report on Form 10-KSB has been signed below by the following persons on behalf of Markland Technologies, Inc. and in the capacities and on the dates indicated.

       Signatures                Title                              Date

 /s/LAWRENCE SHATSOFF    Director and President (Principal and  October 15, 2001
-----------------------  Accounting and Financial Officer)
    Lawrence Shatsoff
/s/ DAVID E. DANOVITCH   Director and Secretary                 October 15, 2001
-----------------------
    David E. Danovitch