Form 10QSB
period 2001-09-30
MARKLAND TECHNOLOGIES INC
filed 2001-11-14
CIK 1102833

OMB APPROVAL



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                                 SEC FILE NUMBER
                                     _______

                           NOTIFICATION OF LATE FILING

(CHECK ONE):    | | Form 10-K     |_| Form 20-F    |_| Form 11-K   [X] Form 10-Q
CUSIP NUMBER
                |_|  Form N-SAR

       For        Period   Ended:   September 30, 2001

                  Transition Report on Form 10-K [ ]
                  Transition Report on Form 20-F [ ]
                  Transition Report on Form 11-K [ ]
                  Transition Report on Form 10-Q [ ]
                  Transition Report on Form N-SAR

       For the Transition Period Ended: _______________________________________


Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------
PART I - REGISTRANT INFORMATION

Markland Technologies, Inc.
--------------------------------------------------------------------------------
Full Name of Registrant

Quest Net Corp.
--------------------------------------------------------------------------------
Former Name if Applicable

1413 Chestnut Avenue
--------------------------------------------------------------------------------
Address of Principal Executive Officer (Street and Number)

Hillside, NJ 07205
--------------------------------------------------------------------------------
City, State and Zip Code

                        PART II - RULES 12b-25(b) AND (C)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25)b), the following should be completed. (Check box if appropriate)

     X (a)The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     X (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

          (c)The accountant's statement or other exhibit required by Rule 12-b-25(C) has been attached if applicable.

                              PART III - NARRATIVE

     State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed)

                 Important information needed for the filing is
                               not yet available.

                           PART IV - OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification

      __Larry Shatsoff_____              _ (908)__       ___810-5632____
              (Name)                   (Area Code)     (Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (of for such shorter) period that the registrant was required to file such reports)
          been filed? If answer is no, identify report(s).           XYes |_| No

          ----------------------------------------------------------------------

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject
          report or portion thereof?                                 |_| Yes XNo

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


--------------------------------------------------------------------------------

             ___________Markland Technologies, Inc.___________
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date _____11/14/01______________   By \S\__Larry Shatsoff

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION
   Intentional misstatements or omissions of fact constitute Federal Criminal
                        Violations (See 18 U.S.C. 1001)

                              GENERAL INSTRUCTIONS

     1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.
     2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.
     3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.
     4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The fom shall be clearly identified as an amended notification.