Form 10QSB/A
period 2001-09-30
MARKLAND TECHNOLOGIES INC
filed 2001-11-16
CIK 1102833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the quarterly period ended: September 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 for the transition period from          to
                                                  --------    ---------------
                        Commission file number :000-24447

                           MARKLAND TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                              1413 CHESTNUT AVENUE
                           HILLSIDE, NEW JERSEY 07205
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (908) 810-5632
                         -------------------------------
                         (Registrant's telephone number)



               Florida                             [4813] 84-1331134
        (State of Incorporation)        Primary Standard Industrial IRS Employer
                                        (Classification Code Number I.D. Number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.0001 per share
                                (Title of class)


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of November 14, 2001, 299,909,713 shares of Common Stock, par value $0.0001 per share; and, no shares of Preferred Convertible Stock, no par value.

                           MARKLAND TECHNOLOGIES, INC.


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet - September 30, 2001 ........................   2

Consolidated Statements of Operations - Three months ended
    September 30, 2001 and 2000 .......................................    3

Consolidated Statements of Cash Flows - Three months ended
    September 30, 2001 and 2000 .......................................    4

Notes to Consolidated Financial Statements.............................    5

Item 2.    Management's Discussion and Analysis of
     Financial Condition and Plan of Operations........................   5-6

Part II - Other Information

Item 2.    Changes in Securities And Use of Proceeds ...................   7

Item 6.    Exhibits and Reports on Form 8-K.............................   7

Signature ..............................................................   8

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $          1,000
     Accounts receivable, net of allowance for
       doubtful account of $162,207                                      63,549
     Inventories                                                        800,963
     Prepaid expenses                                                    19,897
                                                                 ---------------
        Total Current Assets                                            885,409

PROPERTY AND EQUIPMENT, net                                              68,039

LICENSES                                                              1,239,575

OTHER ASSETS                                                             23,156
                                                                 ---------------
                                                               $      2,216,179
                                                                 ===============

                      LIABLITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $        581,092
     Notes payable                                                    5,084,310
     Liabilities from discontinued operations                         1,132,702
     Accrued expenses                                                 1,316,403
     Accrued warranty                                                   122,272
                                                                 ---------------
        Total Current Liabilities                                     8,236,779
                                                                 ---------------
STOCKHOLDERS' DEFICIT:
     Capital stock, $.0001 par value;
       300,000,000 shares authorized;
     299,909,713 shares  issued and outstanding                          29,990
     Accumulated deficit                                             (6,050,590)
                                                                 ---------------

        Total Stockholders' Deficit                                  (6,020,600)
                                                                 ---------------
                                                               $      2,216,179
                                                                 ===============




          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three months ended September 30,
                                            ------------------------------------
                                                    2001                2000
                                            ----------------    ----------------


REVENUES                                  $         522,290   $       1,726,051

COST OF SALES                                       328,986           1,013,931
                                            ----------------    ----------------

GROSS PROFIT                                        193,304             712,120
                                            ----------------    ----------------

OPERATING EXPENSES
     Selling, general and administrative            497,749             820,443
     Depreciation and amortization                  258,213               4,300
                                            ----------------    ----------------

          TOTAL OPERATING EXPENSES                  755,962             824,743
                                            ----------------    ----------------

LOSS FROM OPERATIONS                               (562,658)           (112,623)

INTEREST EXPENSE, net                               141,742               2,667
                                            ----------------    ----------------

NET LOSS                                  $        (704,400)  $        (115,290)
                                            ================    ================

LOSS PER SHARE - BASIC AND DILUTED        $         (0.0023)  $         (0.0004)
                                            ================    ================

WEIGHTED NUMBER OF SHARES OUTSTANDING           299,909,713         299,909,713
                                            ================    ================


          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY KNOWN AS QUEST NET CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         Three months ended
                                                            September 30,
                                                     ------------   ------------
                                                          2001          2000
                                                     ------------   ------------

Cash flows from operating activities
Net loss                                             $  (704,400)   $  (100,407)
                                                     ------------   ------------
Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                       258,213          4,300
     Changes in operating assets and liabilities:
         Accounts receivable                             244,866         74,892
         Inventories                                     (40,381)      (354,454)
         Prepaid expenses                                  6,020        (48,631)
         Other assets                                          -        (23,156)
         Accounts payable                               (370,207)       379,266
         Accrued expenses                                427,499        (32,465)
         Accrued warranty expenses                          (443)       (95,793)
                                                     ------------   ------------

                                                         525,567        (96,041)
                                                     ------------   ------------

Net cash used in operating activities                   (178,833)      (196,448)
                                                     ------------   ------------
Cash flows from investing activities
Disposal of equipment                                      6,265              -
Purchase of equipment                                          -         (5,483)
                                                     ------------   ------------
Net cash used in investing activities                      6,265         (5,483)
                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents    (172,568)      (201,931)
Cash and cash equivalents at beginning of year           173,568        201,931
                                                     ------------   ------------
Cash and cash equivalents at end of period           $     1,000    $         -
                                                     ============   ============

Supplemental information Cash paid for:
     Interest expense                                $    141,742   $    (2,667)
     Income tax expense                              $      1,040   $         -



          See accompanying notes to consolidated financial statements.

                           MARKLAND TECHNOLOGIES, INC.
                             (F/K/A QUEST NET CORP.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:      BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of Markland Technologies, Inc. (the "Company") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on form 10-KSB.

GOING CONCERN MATTERS

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit as of September 30, 2001 of approximately $6,050,590. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future if needed. These factors raise doubt about the Company's ability to continue as a going concern.

BASIC AND DILUTED LOSS PER SHARE

Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended September 30, 2001 and 2000, as it is antidilutive.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB. This quarterly report of Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objective, expectations and intentions. These forward-looking statements include all statements that are not statements of historical fact. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those that we discuss in this section as well as elsewhere in this Form 10-QSB.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this prospectus. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.
                                        5

GENERAL

Markland Technologies, Inc., through its' wholly owned subsidiary Vidikron of America, Inc., is engaged in the sale and marketing of high-end projection systems and support accessories for the home theater market. The Company sells its products through a network of distributors and representatives primarily in the United States.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUE

      Net sales amounted to $522,290 for the three months ended September 30, 2001, compared to $1,726,051 for the three months ended September 30, 2000 a decrease of $1,203,761 or 70% from the three months ended September 30, 2000. The decrease was due to increased competition in the home theater market and the discontinuation of several products due to obsolescence.

COSTS AND EXPENSES

         Gross profit decreased by $518,816 or 73% to $193,304 for the three months ended September 30, 2001, from $712,120 for the comparable three month period in 2000. Gross profit as a percentage of net revenues decreased to 37% for the three months ended September 30, 2001 from 41% for the three months ended September 30, 2000.

         Selling, general and administrative expenses decreased by $322,694 or 39% to $497,749, or 95% of net revenues, for the three months ended September 30, 2001, from $820,443 or 48% of net revenues for the same period in 2000. The decrease was achieved by aggressive cost cutting measures undertaken by management during the three-month period including a major reorganization of personnel and the streamlining of operations.

         Depreciation and amortization expense was $258,213 for the three months ended September 30, 2001 compared to $4,300 for the three months ended September 30, 2000. The increase is due to the amortization of license agreements acquired in late 2000.

         Interest expense increased to $141,742 for the three months ended September 30, 2001 compared to $2,667 for the three months ended September 30, 2000. This increase is primarily due to the increase in the principal balance of the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt and/or equity financing. The Company currently has a working capital deficiency of $7,351,370 and a Shareholders' deficit of $6,050,590 including an accumulated deficit of $4,836,214 at September 30, 2001. Additionally, cash used in operations for the three months ended September 30, 2001 totaled $172,568. The Company has $1,286,746 remaining on its credit facility and based upon current operational plans, management anticipates that these funds will be sufficient for the remainder of the current fiscal year. Management will continue to evaluate the need for additional debt or equity financing on an ongoing basis.

GENERAL

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2001, we completed our spin-off of GlobalBot, one of our subsidiaries. The spin-off was effected by a stock dividend paid to each holder of record of Markland common stock. The spin-off ratio was one share of GlobalBot common stock for each four shares of Markland common stock owned of record on May 1, 2001. The shares were issued to our stockholders in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Form 8-K/A filed on July 18, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.


  Dated: November 16, 2001                     MARKLAND TECHNOLOGIES, INC.



                                               By: /s/ Larry Shatsoff
                                               ---------------------------------
                                                       Larry Shatsoff, President