Form 10KSB/A
period 2001-06-30
MARKLAND TECHNOLOGIES INC
filed 2001-11-27
CIK 1102833

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB/A

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

         Current Report on Form 8-K filed April 10, 2001 with the Securities and Exchange Commission.

(a)      Exhibits


Exhibit                                                   Description
1.1               Exchange  Agreement and Plan of Reorganization by and between Quest Net Corp.  Vidikron of America,
                  Inc.  and  Markland LLC -  incorporated  by reference to our Current  Report on Form 8-K filed with the Commission on April 10, 2000.
1.2               Agreement and Plan of Merger between Parputt  Enterprises,  Inc. and Quest Net Corp. - incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 20, 2000.
1.3               Articles of Merger -  incorporated  by reference  to our Current  Report on Form 8-K filed with the
                  Commission on March 20, 2000.
3.1               Certificate of  Incorporation  of Quest Net Corp. - incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 20, 2000.
3.2               Articles of  Incorporation  of Quest Net Corp.  (Florida) - incorporated  by reference to Amendment
                  No. 1 to our Registration  Statement on Form SB-2/A, file No. 99-701157,  filed with the Commission on August 27, 1999.

3.3               Resolution  Establishing and Designating  Series B Convertible  Preferred Stock,  filed on April 4,
                  2001 with the Florida Secretary of State - incorporated by reference to our annual report on Form 10-KSB, filed with the Commission on October 15, 2001.
3.4               Amendment  to the  Articles of  Incorporation  of Quest Net Corp.,  filed on June 21, 2001 with the
                  Florida Secretary of State - incorporated by reference to our annual report on Form 10-KSB, filed with the Commission on October 15, 2001.
3.5               Amended and Restated  Bylaws of Quest Net Corp - incorporated by reference to our Current Report on
                  Form 8-K, filed with the Commission on March 20, 2000.
4.1               $3,500,000  convertible  promissory  note,  executed  by Quest  Net  Corp.  in favor of James  LLC, maturing December 31, 2001, bearing interest at 8% per annum - incorporated by reference to our annual report on Form 10-KSB, filed with the Commission on October 15, 2001.
10.1*             Lease Agreement between Vidikron of America, Inc. and Chestnut Street Partnership, dated as of
                  September 26, 2000.
10.2              Amendment  to Note and Loan,  dated April 2, 2001,  by and between  Vidikron of America,  Inc.  and
                  Market LLC - incorporated by reference to our annual report on Form 10-KSB, filed with the Commission on
                  October 15, 2001.


* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Markland Technologies, Inc. has duly caused this transition report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized,

                                                     MARKLAND TECHNOLOGIES, INC.


November 27, 2001                                 By:      /s/ Lawrence Shatsoff
                                                               President

         In accordance with the Securities Exchange Act, this transition report on Form 10-KSB/A has been signed below by the following persons on behalf of Markland Technologies, Inc. and in the capacities and on the dates indicated.

       Signatures                Title                              Date

 /s/LAWRENCE SHATSOFF    Director and President (Principal and November 27, 2001
-----------------------  Accounting and Financial Officer)
    Lawrence Shatsoff
/s/ DAVID E. DANOVITCH   Director and Secretary                November 27, 2001
-----------------------
    David E. Danovitch