Form 10QSB
period 2001-12-31
MARKLAND TECHNOLOGIES INC
filed 2002-02-12
CIK 1102833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2001.

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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of January 31, 2002, 299,909,713 shares of Common Stock, par value $0.0001 per share; and, no shares of Preferred Convertible Stock, no par value.

                           MARKLAND TECHNOLOGIES, INC.


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet - December 31, 2001 ........................     2

Consolidated Statements of Operations - Three months and six months ended
    December 31, 2001 and 2000 .......................................      3

Consolidated Statements of Cash Flows - Three months and six months ended
    December 31, 2001 and 2000 .......................................      4

Notes to Consolidated Financial Statements.............................     5

Item 2.    Management's Discussion and Analysis of
     Financial Condition and Plan of Operations........................    5-7

Part II - Other Information

Item 2.    Changes in Securities And Use of Proceeds ...................    7

Item 4.    Submission of Matters to a Vote of Security Holders .........    7

Item 5.    Other Information .. ........................................    7

Item 6.    Exhibits and Reports on Form 8-K.............................    8

Signature ..............................................................    8

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $         25,796
     Accounts receivable, net of allowance for
       doubtful accounts of $173,591                                    135,455
     Inventories                                                        764,611
     Prepaid expenses                                                    22,836
                                                                 ---------------
        Total Current Assets                                            948,698

PROPERTY AND EQUIPMENT                                                   69,718

LICENSES                                                                988,325

OTHER ASSETS                                                             23,156
                                                                 ---------------
                                                               $      2,029,897
                                                                 ===============

                      LIABLITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $        851,060
     Secured line of credit                                           4,090,616
     Notes payable                                                    1,314,367
     Liabilities from discontinued operations                         1,132,702
     Accrued expenses                                                 1,286,379
     Accrued warranty                                                   136,567
                                                                 ---------------
        Total Current Liabilities                                     8,811,691
                                                                 ---------------
STOCKHOLDERS' DEFICIT:
     Capital stock, $.0001 par value;
       500,000,000 shares authorized;
     299,909,713 shares issued and outstanding                           29,990
     Additional paid-in capital                                          45,000
     Accumulated deficit                                             (6,856,784)
                                                                 ---------------

        Total Stockholders' Deficit                                  (6,781,794)
                                                                 ---------------
                                                               $      2,029,897
                                                                 ===============



          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three months ended             Six months ended
                                           December 31,                 December 31,
                                 -------------------------------   ----------------------
                                      2001             2000           2001        2000
                                 -------------    ------------    ----------  ----------


REVENUES                           $   687,671   $  1,733,875    $ 1,209,962 $ 3,459,926

COST OF SALES                          490,729      1,162,686        819,715   2,176,617
                                   -----------   ------------    ----------- -----------
GROSS PROFIT                           196,942        571,189        390,247   1,283,309
                                   -----------   ------------    ----------- -----------
OPERATING EXPENSES
     Selling, general and
         administrative                595,439        717,493      1,094,227   1,537,935
     Depreciation and amortization     257,215          9,138        515,428      13,438
                                   -----------   ------------    ----------- -----------
          TOTAL OPERATING EXPENSES     852,654        726,631      1,609,655   1,551,373
                                   -----------   ------------    ----------- -----------

LOSS FROM OPERATIONS                  (655,712)      (155,442)    (1,219,408)   (268,064)

OTHER EXPENSES, net
      Interest expense                 150,483        318,493        250,433     318,493
      Other expense (income)                 -        151,724         (4,249)    149,058
                                   -----------   ------------    ----------- -----------
         TOTAL OTHER EXPENSES, net     150,483        470,217        246,184     467,551
                                   -----------   ------------    ----------- -----------
NET LOSS                           $  (806,195)  $   (625,659)   $(1,465,592)$  (735,615)
                                   ===========   ============    =========== ===========
LOSS PER SHARE - BASIC AND DILUTED $   (0.0027)  $    (0.0021)   $   (0.0049)$   (0.0025)
                                   ===========   ============    =========== ===========

WEIGHTED NUMBER OF
     SHARES OUTSTANDING            299,909,713    299,909,713     299,909,713 299,909,713
                                   ===========   ============    =========== ===========


          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six months ended
                                                             December 31,
                                                     ------------   ------------
                                                          2001          2000
                                                     ------------   ------------
Cash flows from operating activities
Net loss                                             $(1,465,592)   $  (735,615)
                                                     ------------   ------------
Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                       515,428         13,438
     Changes in operating assets and liabilities:
         Accounts receivable                             172,960         66,918
         Inventories                                      (4,029)       308,200
         Prepaid expenses                                  3,082       (169,240)
         Other assets                                          -        (23,156)
         Accounts payable                               (100,239)        67,727
         Liabilities from discontinued operations     (1,012,301)             -
         Accrued expenses                              1,334,830       (223,479)
         Accrued warranty expenses                        13,852       (247,331)
                                                     ------------   ------------
                                                         923,583        206,923
                                                     ------------   ------------
Net cash used in operating activities                   (542,009)      (942,538)
                                                     ------------   ------------
Cash flows from investing activities
Purchase of equipment                                     (1,379)       (41,091)
                                                     ------------   ------------
Net cash used in investing activities                     (1,379)       (41,091)
                                                     ------------   ------------
Cash flows from financing activities
Secured line of credit                                   395,617        781,696
                                                     ------------   ------------
Net cash provided by financing activities                395,617        781,696
                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents    (147,771)      (201,933)
Cash and cash equivalents at beginning of year           173,567        201,933
                                                     ------------   ------------
Cash and cash equivalents at end of period           $    25,796    $         -
                                                     ============   ============



          See accompanying notes to consolidated financial statements.

                           MARKLAND TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:      BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of Markland Technologies, Inc. (the "Company") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on form 10-KSB/A, filed with the Securities and Exchange Commission on November 27, 2001.

GOING CONCERN MATTERS

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit as of December 31, 2001 of approximately $6,856,784. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future if needed. These factors raise doubt about the Company's ability to continue as a going concern.

BASIC AND DILUTED LOSS PER SHARE

Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months and six months ended December 31, 2001 and 2000, as it is antidilutive.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB. This quarterly report on Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objective, expectations and intentions. These forward-looking statements include all statements that are not statements of historical fact. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those that we discuss in this section as well as elsewhere in this Form 10-QSB.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this prospectus. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

GENERAL

Markland Technologies, Inc., through its wholly owned subsidiary, Vidikron of America, Inc., is engaged in the sale and marketing of high-end projection systems and support accessories for the home theater market. The Company sells its products through a network of distributors and representatives primarily in the United States.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

REVENUE

      Net sales amounted to $1,209,962 for the six months ended December 31, 2001, compared to $3,459,926 for the six months ended December 31, 2000 a decrease of $2,249,964 or 65%. The decrease was due to increased competition in the home theater market, the discontinuation of several products due to obsolescence as well as the negative economic effects on the high-end home theater market following the events of September 11, 2001.

COSTS AND EXPENSES

         Gross profit decreased by $893,062 or 70% to $390,247 for the six months ended December 31, 2001, from $1,283,309 for the comparable six month period in 2000. The decrease was due to current economic conditions and market competition. Gross profit as a percentage of net revenues decreased to 32% for the six months ended December 31, 2001 from 37% for the six months ended December 31, 2000.

         Selling, general and administrative expenses decreased by $443,708 or 29% to $1,094,227 for the six months ended December 31, 2001, from $1,537,935 for the same period in 2000. The decrease was achieved by aggressive cost cutting measures undertaken by management during the six-month period including a major reorganization of personnel and the streamlining of operations.

         Depreciation and amortization expense was $515,428 for the six months ended December 31, 2001 compared to $13,438 for the six months ended December 31, 2000. The increase is due to the amortization of license agreements acquired in late 2000.

         Interest  expense  decreased  to  $250,433  for  the  six  months ended
December 31, 2001 compared to $318,493 for the six months ended December 31, 2000. This decrease in interest expense is primarily due to the partial conversion of a promissory note into equity by the holder.

LIQUIDITY AND CAPITAL RESOURCES

From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt and/or equity financing. The Company currently has a working capital deficiency of $7,862,993 and a Shareholders' deficit of $6,781,794 including an accumulated deficit of $6,856,784 at December 31, 2001. Additionally, cash used in operations for the six months ended December 31, 2001 totaled $542,009. The Company has $1,073,746 remaining on its credit facility. Based upon current operational plans and the continued availability of the credit facility, management anticipates that these funds, to the extent that they may be drawn upon, will be sufficient for the remainder of the current fiscal year. The ability of management to continue to draw down on the credit facility is at the sole discretion of the lenders. Management will continue to evaluate the need for additional debt or equity financing on an ongoing basis.

GENERAL

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 31, 2001, we executed a promissory note to James LLC to replace the promissory note that matured on December 31, 2001. The new note, with a principal sum of $1,314,367, matures December 31, 2002 and bears interest at the rate of eight percent per annum.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 29, 2001, the Annual Meeting of shareholders for the fiscal year ending June 30, 2001 was held. The shareholders of record on October 14, 2001 voted via proxy or in person on the following proposals:

o The election of Lawrence Shatsoff and David E. Danovitch to the Board of Directors for a term of one year;

o        The adoption of our 2001 Stock Incentive Plan;

o The ratification of Feldman Sherb & Co., P.C. as our independent accountants for our fiscal year ended June 30,2001 and our fiscal year ending June 30, 2002; and

o The approval of an amendment to our articles of incorporation, as amended, to increase the number of shares or our common stock, $0.0001 par value per shares, authorized for issuance from 300,000,000 to 500,000,000.

All four proposals were approved and ratified by the shareholders.

ITEM 5. OTHER INFORMATION

In August 2001, we discontinued the operations of CWTel, and have made arrangements for the distribution of its assets in connection with its dissolution. On November 13, 2001, CWTel filed for chapter 7 bankruptcy. We anticipate the bankruptcy proceedings to be completed during the second calendar quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS on Form 8-K:

Current Report on Form 8-K/A filed on October 12, 2001 with the Securities and Exchange Commission.

(a)      Exhibits

                  Exhibit                  Description

                   10.3 Restated Promissory Note as of December 31, 2001 by and between Markland Technologies, Inc. and James LLC (1)

                              (1) Filed within


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.


  Dated: February 12, 2002                    MARKLAND TECHNOLOGIES, INC.



                                               By: /s/ Larry Shatsoff
                                               ---------------------------------
                                               Larry Shatsoff, President