Form 10QSB
period 2002-03-31
MARKLAND TECHNOLOGIES INC
filed 2002-05-14
CIK 1102833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2002.

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

                          49 QUINNIPIAC AVENUE, UNIT H
                         NORTH HAVEN, CONNECTICUT 06473
                    ----------------------------------------
                    (Address of principal executive offices)

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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of April 30, 2002, 299,909,713 shares of Common Stock, par value $0.0001 per share; and, no shares of Preferred Convertible Stock, no par value.

                           MARKLAND TECHNOLOGIES, INC.


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet - March 31, 2002 ...........................     2

Consolidated Statements of Operations - Three months and nine months ended
    March 31, 2002 and 2001 ..........................................      3

Consolidated Statements of Cash Flows - Nine months ended March 31, 2002
    and 2001 .........................................................      4

Notes to Consolidated Financial Statements.............................     5

Item 2.    Management's Discussion and Analysis of
     Financial Condition and Plan of Operations........................    5-6

Part II -  Other Information

Item 5.    Other Information .. ........................................    7

Item 6.    Exhibits and Reports on Form 8-K.............................    7

Signature ..............................................................    8

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $         57,016
     Accounts receivable, net of allowance for
       doubtful accounts of $168,855                                     32,921
     Inventories                                                        475,342
     Prepaid expenses                                                    56,385
                                                                 ---------------
        Total Current Assets                                            621,664

PROPERTY AND EQUIPMENT                                                   66,287

LICENSES                                                                737,075

OTHER ASSETS                                                             23,156
                                                                 ---------------
                                                               $      1,448,182
                                                                 ===============

                      LIABLITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $      1,198,892
     Secured line of credit                                           4,166,264
     Notes payable                                                    1,340,294
     Liabilities from discontinued operations                           306,400
     Accrued expenses                                                   958,454
     Accrued warranty                                                   139,281
                                                                 ---------------
        Total Current Liabilities                                     8,109,585
                                                                 ---------------
STOCKHOLDERS' DEFICIT:
     Capital stock, $.0001 par value;
       500,000,000 shares authorized;
     299,909,713 shares issued and outstanding                           29,990
     Additional paid-in capital                                         871,302
     Accumulated deficit                                             (7,562,695)
                                                                 ---------------

        Total Stockholders' Deficit                                  (6,661,403)
                                                                 ---------------
                                                               $      1,448,182
                                                                 ===============



          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three months ended             Nine months ended
                                            March 31,                     March 31,
                                 -------------------------------   ----------------------
                                      2002             2001           2002        2001
                                 -------------    ------------    ----------  ----------


REVENUES                           $   496,235   $    988,899    $ 1,706,197 $ 7,716,475

COST OF SALES                          452,072        648,494      1,271,787   5,030,460
                                   -----------   ------------    ----------- -----------
GROSS PROFIT                            44,163        340,405        434,410   2,686,015
                                   -----------   ------------    ----------- -----------
OPERATING EXPENSES
     Selling, general and
         administrative                485,271        619,988      1,577,658   3,389,840
     Depreciation and amortization     257,689         57,817        773,117      80,943
                                   -----------   ------------    ----------- -----------
          TOTAL OPERATING EXPENSES     742,960        677,805      2,350,775   3,470,783
                                   -----------   ------------    ----------- -----------

LOSS FROM OPERATIONS                  (698,797)      (337,400)    (1,916,365)   (784,768)

OTHER EXPENSES, net
      Interest expense                 107,470         80,666        402,903     399,159
      Other expense (income)          (100,356)        14,981       (102,765)    166,650
                                   -----------   ------------    ----------- -----------
         TOTAL OTHER EXPENSES, net       7,114         95,647        300,138     565,809
                                   -----------   ------------    ----------- -----------
NET LOSS                           $  (705,911)  $   (433,047)   $(2,216,503)$(1,350,577)
                                   ===========   ============    =========== ===========
LOSS PER SHARE - BASIC AND DILUTED $   (0.0024) $    (0.0014)   $   (0.0074)$   (0.0045)
                                   ===========   ============    =========== ===========

WEIGHTED NUMBER OF
     SHARES OUTSTANDING            299,909,713    299,909,713     299,909,713 299,909,713
                                   ===========   ============    =========== ===========


          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine months ended
                                                              March 31,
                                                     ------------   ------------
                                                          2002          2001
                                                     ------------   ------------
Cash flows from operating activities
Net loss                                             $(2,216,503)   $(1,350,577)
                                                     ------------   ------------
Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                       773,117         80,943
     Changes in operating assets and liabilities:
         Accounts receivable                             319,085        230,845
         Inventories                                     241,648        496,539
         Prepaid expenses                                (30,467)       (72,020)
         Other assets                                          -        (15,983)
         Accounts payable                                247,594       (417,602)
         Liabilities from discontinued operations     (1,838,603)             -
         Accrued expenses                                756,472       (230,476)
         Accrued warranty expenses                        16,566       (265,076)
                                                     ------------   ------------
                                                         485,412       (192,830)
                                                     ------------   ------------
Net cash used in operating activities                 (1,731,091)    (1,543,407)
                                                     ------------   ------------
Cash flows from investing activities
Purchase of equipment                                     (4,387)       (11,187)
                                                     ------------   ------------
Net cash used in investing activities                     (4,387)       (11,187)
                                                     ------------   ------------
Cash flows from financing activities
Secured line of credit                                   747,625      1,235,746
                                                     ------------   ------------
Net cash provided by financing activities                747,625      1,235,746
                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents    (987,853)      (318,848)
Cash and cash equivalents at beginning of year           173,567        201,933
                                                     ------------   ------------
Cash and cash equivalents at end of period           $  (814,286)   $  (116,915)
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

GOING CONCERN MATTERS

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit as of March 31, 2002 of approximately $7,562,695. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future if needed. These factors raise considerable doubt about the Company's ability to continue as a going concern.

BASIC AND DILUTED LOSS PER SHARE

Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months and nine months ended March 31, 2002 and 2001, as it is antidilutive.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUE

      Net sales amounted to $1,706,197 for the nine months ended March 31, 2002, compared to $7,716,475 for the nine months ended March 31, 2001 a decrease of $6,010,278 or 78%. The decrease was due to increased competition in the home theater market, the discontinuation of several products due to obsolescence as well as the negative economic effects on the high-end home theater market following the events of September 11, 2001. In addition, Vidikron was unable to introduce new products into the marketplace during this time period.

COSTS AND EXPENSES

         Gross profit decreased by $2,251,605 or 84% to $434,410 for the nine months ended March 31, 2002, from $2,686,015 for the comparable nine month period in 2001. The decrease was due to current economic conditions and market competition. Additionally, Vidikron undertook a program to sell off a large portion of its B-stock (previously used or cosmetic defects) inventory at a discount which lowered its profit margin on those items. Gross profit as a percentage of net revenues decreased to 25% for the nine months ended March 31, 2002 from 35% for the nine months ended March 31, 2001.

         Selling, general and administrative expenses decreased by $1,812,182 or 53% to $1,577,658 for the nine months ended March 31, 2002, from $3,389,840 for the same period in 2001. The decrease was achieved by aggressive cost cutting measures undertaken by management during the nine-month period including a reorganization and significant reduction of personnel.

         Depreciation and amortization expense was $773,117 for the nine months ended March 31, 2002 compared to $80,943 for the nine months ended March 31, 2001. The increase is due to the amortization of license agreements acquired in late 2000.

         Interest expense increased to $402,903 for the nine months ended March 31, 2002 compared to $399,159 for the nine months ended March 31, 2001. This increase in interest expense is primarily due to additional financing from the secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

From inception, the Company's revenues have been insufficient to support its operations and as a result its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt and/or equity financing. The Company currently has a working capital deficiency of $7,487,921 and a Shareholders' deficit of $6,661,403 including an accumulated deficit of $7,562,695 at March 31, 2002. Additionally, cash used in operations for the nine months ended March 31, 2002 totaled $1,731,091. The Company has $1,073,746 remaining on its credit facility. Based upon current operational plans and the continued availability of the credit facility, management anticipates that these funds, to the extent that they may be drawn upon, will be sufficient for the remainder of the current fiscal year. The ability of management to continue to draw down on the credit facility is at the sole discretion of the lenders and is not a certainty. Management will continue to evaluate the need for additional debt or equity financing on an ongoing basis. There is no guarantee that management will be able to secure such financing.

GENERAL

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In August 2001, we discontinued the operations of CWTel, and made arrangements for the distribution of its assets in connection with its dissolution. On November 13, 2001, CWTel filed for chapter 7 bankruptcy. The bankruptcy proceeding was concluded on March 11, 2002 and is reflected in an adjustment to liabilities from discontinued operations of $826,302 which was credited to additional paid-in capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS on Form 8-K:

  None.

(a)      Exhibits

                  Exhibit                  Description

                   None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.


  Dated: May 14, 2002                    MARKLAND TECHNOLOGIES, INC.



                                               By: /s/ Larry Shatsoff
                                               ---------------------------------
                                               Larry Shatsoff, President