Form 10KSB
period 2002-06-30
MARKLAND TECHNOLOGIES INC
filed 2002-10-15
CIK 1102833

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                       THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-28863


                           MARKLAND TECHNOLOGIES, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Florida                                [4813] 84-1331134
   -------------------------------      ----------------------------------------
   (State or other jurisdiction         (Classification Code Number I.D. Number)
   of incorporation or organization)

                          49 Quinnipiac Avenue, Unit H
                         North Haven, Connecticut 06473
  -----------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (203) 946-3058
                    -----------------------------------------

 Securities registered pursuant to
 Section 12(b) of the Exchange Act:        Name of exchange on which registered:
              None                                         None


         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB.

Markland's revenues for the twelve months ended June 30, 2002, were $0.

As of June 30, 2002, the aggregate market value of Markland Technologies' voting common stock held by non-affiliates, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock, was $11,552, based on a closing sales price of $.02 per share of common stock on the OTC Bulletin Board.

As of September 15, 2002, 299,909,179 shares of Markland Technologies' common stock were outstanding.

Documents Incorporated By Reference: Sections of our proxy statement on Form 14A, filed with the Securities and Exchange Commission on November 6, 2001, for information requested by Item 4 of Part I in this Form 10-KSB.

                           MARKLAND TECHNOLOGIES, INC.
                                   Form 10-KSB
                                Table of Contents

                                                                            Page


PART I.           ........................................................... 1

         ITEM 1.           DESCRIPTION OF BUSINESS........................... 1

                  RECENT BUSINESS DEVELOPMENTS............................... 1

                           Divestiture of Vidikron of America, Inc........... 1

                           Financing and Credit Agreements................... 1

                  HISTORY OF MARKLAND TECHNOLOGIES, INC...................... 2

                           CWTel, Inc........................................ 3

                           Employees......................................... 3

         ITEM 2.           DESCRIPTION OF PROPERTY........................... 3

         ITEM 3.           LEGAL PROCEEDINGS................................. 3

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS........................................... 4

PART II.          ........................................................... 4

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                           MATTERS........................................... 4

                           Market for Common Stock........................... 4

                           Holders of Record................................. 4

                           Dividends......................................... 4

                           Recent Sales of Unregistered Securities........... 5

         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATIONS........................................ 5

                           GENERAL........................................... 5

                           Operating History; Continuing Operating Losses.... 5

                           LIQUIDITY AND CAPITAL RESOURCES................... 5

         ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....... 6

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE............... 7

                                Table of Contents
                                   (continued)

PART III.         ........................................................... 7

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                           OF THE EXCHANGE ACT............................... 7

         ITEM 10.          EXECUTIVE COMPENSATION............................ 8

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.................................... 8

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.... 10

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.................. 10

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

                                     PART I.


ITEM 1.  DESCRIPTION OF BUSINESS

                          RECENT BUSINESS DEVELOPMENTS

Divestiture of Vidikron of America, Inc. Stock and Debt Restructuring

         On May 28, 2002, Markland Technologies, Inc. (the "Company") received a Notice of Default from its senior secured lender, Market LLC, ("Lender") relating to a Loan and Security Agreement and a related Secured Convertible Revolving Credit Note ("Note") issued in favor of Lender for, among other things, the Company's failure to make payments of principal and interest due under the Note. In addition, as a result of the defaults under the Note, the Lender declared all outstanding principal and interest under the Note, totaling $4,213,300 (the "Indebtedness"), to be immediately due and payable. The Lender had advised the Company that it intended to exercise its right as a secured creditor in and to all collateral granted to it to secure the Note including, among other things, all of the issued and outstanding shares of Vidikron of America, Inc. (the "Vidikron Shares"), a wholly owned subsidiary of the Company ("Vidikron").

         On June 4, 2002, the Company agreed to transfer legal title to the Vidikron Shares to the Lender in partial satisfaction of the Indebtedness in the amount of $50,000 pursuant to a Debt Restructuring Agreement among the Company, Vidikron and the Lender. The amount of the reduction in Indebtedness was calculated based on the fact that Vidikron was insolvent and its liabilities exceeded its assets. (see "Financing and Credit Agreements" for further details).

         As a result of the aforementioned, the Company no longer retains any operating subsidiary or has any meaningful operations.


Financing and Credit Agreements.

         In July 2001, James LLC elected to convert $2,500,000 of the principal amount of its $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. Pursuant to James LLC's conversion election, we issued 43,750,000 shares of our common stock.

         On September 19, 2001, we assumed all of Vidikron's rights and obligations under the Market LLC $3,500,000 revolving credit facility by entering into an Amendment and Assignment and Assumption Agreement with Market LLC. Under the terms of the assignment and assumption agreement, the revolving credit line available to us was increased from $3,500,000 to $4,500,000. Borrowings under the revolving credit line are secured by our accounts receivables and those of Vidikron, as well as by a second lien security interest in the outstanding capital stock of Vidikron.

          On May 28, 2002, Markland Technologies, Inc. received a Notice of Default from its senior secured lender, Market LLC, relating to a Loan and Security Agreement and a related Secured Convertible Revolving Credit Note issued in favor of Lender for, among other things, the Company's failure to make payments of principal and interest due under the Note. In addition, as a result of the defaults under the Note, the Lender declared all outstanding principal and interest under the Note, totaling $4,213,300, to be immediately due and payable. The Lender had advised the Company that it intended to exercise its right as a secured creditor in and to all collateral granted to it to secure the
Note including, among other things, all of the issued and outstanding shares of Vidikron of America, Inc., a wholly owned subsidiary of the Company.

           On June 4, 2002, the Company agreed to transfer legal title to the Vidikron Shares to the Lender in partial satisfaction of the Indebtedness in the amount of $50,000 pursuant to a Debt Restructuring Agreement among the Company, Vidikron and the Lender. The amount of the reduction in Indebtedness was calculated based on the fact that Vidikron was insolvent and its liabilities exceeded its assets.

         Pursuant to the Debt Restructuring Agreement the parties agreed that after the $50,000 reduction resulting from the transfer of the Vidikron Shares the balance of the Indebtedness to Lender totaled $4,163,300 as evidenced by an Amended Note. The Debt Restructuring Agreement also provided as follows:

(a) the annual interest rate accruing on the Amended Note from and after June 4, 2002 shall be six (6%) percent per annum;
(b) the maturity date of the Amended Note shall be extended to December 31, 2002; and
(c) Lender shall defer its previously announced plan to foreclose on the collateral securing the repayment of the Indebtedness
         (other than the Vidikron Shares) and retain its liens on the Company assets to secure repayment of the Indebtedness.


                     HISTORY OF MARKLAND TECHNOLOGIES, INC.

         Markland Technologies, Inc., previously known as Quest Net was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc," to engage in the purchasing, reconditioning, and selling of office equipment and furniture. Until July of 1998, its operations were primarily organizational in nature or related to raising capital. In December 1998, A.P. Sales dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp.

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

         As part of the transaction, Mr. Charles Wainer, President of CWTEL and Quest Net executed a five-year employment agreement whereby he agreed to serve as our president. Mr. Wainer was also appointed as interim chief executive officer and director.

         Mr.  Wainer  resigned as president  and director  effective
May 18, 2001. As of June 30, 2002, we are in default for the first and second payments under the purchase agreement. Mr. Wainer and the Company are conducting informal settlement discussions.

            On March 16, 2001, our board of directors approved the acquisition of all of the outstanding capital stock of Vidikron. Vidikron was acquired in a stock-for-stock transaction in which Markland LLC, the sole stockholder of Vidikron, would own approximately 85% of our common stock, assuming the conversion of the outstanding preferred stock and $2.5 million of a promissory note executed by us in favor of James LLC. Accordingly the transaction was accounted for as a reverse acquisition as a recapitalization of Vidikron, pursuant to which Vidikron was treated as the continuing entity. Vidikron was a wholly-owned subsidiary of ours. The shares issued in connection with the exchange agreement were recorded at the fair market value of the net liabilities assumed from Quest Net. The liabilities assumed totaling $3,381,913 consisted of liabilities of discontinued operations of $2,145,002 and notes payable of $1,236,911. As a result of the merger Quest Net changed its name to "Markland Technologies, Inc." and Vidikron adopted the year-end of Quest Net.

CWTel, Inc.

         CWTel, Inc. was incorporated in February 1998 as a Florida corporation. CWTel offered the following services: local dial tone also known as basic telephone service, long distance calling and high-speed Internet, the latest both dedicated and shared, marketed as WDSL.

         CWTel marketed these services to commercial buildings in the tri-county area of South Florida. CWTel had installed and maintained seven so called smart buildings.

         Over the course of the prior fiscal year, CWTel had been unable to satisfy its creditors, pay its employees, or pay for its essential operations. On June 22, 2001, Charles Wainer tendered his resignation as president of CWTel.

         On November 11, 2001 CWTel filed a voluntary bankruptcy petition under Chapter 7 in the State of Florida. On March 11, 2002, a final decree was issued, the trustee discharged and the case closed.

Employees.

         As of June 30, 2002, we employed one person on a full-time basis. We currently have one executive officer and two directors. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified people.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate office is at 49 Quinnipiac Avenue, North Haven, CT 06473. The rental fee is $275 per month and is presently on a month to month basis. We believe that this facility is adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         On October 22, 1999, the Securities and Exchange Commission notified us that it had initiated an investigation of some of our accounting procedures, press releases and the trading of our securities surrounding earnings reports. The Commission has also advised us that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security. As of June 30, 2002, we have no knowledge of the extent of the investigation or its likely outcome.

         In addition, we are parties to legal proceedings that arise in the ordinary course of business. We do not believe that these lawsuits will, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this Item 4 is contained in our proxy statement on Form 14A, filed with the Securities and Exchange Commission on November 6, 2001, and incorporated herein by reference.

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

         These per share quotations have also been adjusted to reflect a 40-for-1 reverse stock split of our common stock effective June 21, 2001.


                                                                Price
Fiscal Year 2001:           Quarter Ended:                 High           Low

September 2000............. September 29,2000            $  6.60          $3.85
December 2000.............. December 31, 2000            $  3.24          $0.40
March 2001................. March 30, 2001               $  0.68          $0.48
June 2001.................. June 29, 2001                $  0.40          $0.05

Fiscal Year 2002:
September 2001............. September 30,2001            $  0.40          $0.06
December 2001.............. December 31, 2001            $  0.48          $0.05
March 2002................. March 31, 2002               $  0.08          $0.025
June 2002.................. June 30, 2002                $  0.08          $0.02


Holders of Record.

         As of June 30, 2002, there were 591 holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

            During our fiscal year 2002, we issued the following securities that were not registered under the Securities Act of 1933.

     In July 2001, James LLC elected to convert $2,500,000 of the principal amount of its $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. Pursuant to James LLC's conversion election, we issued 43,750,000 shares of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         We historically had been engaged in providing Internet and telecommunications sales, service and connectivity. Most recently, through its wholly owned subsidiary, Vidikron of America, Inc., the Company engaged in the marketing and distribution of high-end projection systems and support accessories primarily to the consumer market.

         As previously described, the Company is no longer involved in either the Internet and telecommunications business nor is it involved in the high-end projection systems market as it no longer has any operating subsidiaries or any meaningful operations. We believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended, although we can give no assurance that we will ever be able to realize any value from our situation.

Operating History; Continuing Operating Losses.

         The report of our independent accountants on our June 30, 2002 Consolidated Financial Statements contains an explanatory paragraph regarding our ability to continue as a going concern. Our independent accountants cited our history of operating losses, limited operating history, and negative cash flow from operations, which raised substantial doubt as to our ability to continue as a going concern.

YEAR ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 RESULTS OF OPERATIONS

              Selling, general and administrative expenses increased by $229,079 or 93% to $247,677 for the year ended June 30, 2002, from $18,598 for the six months ended June 30, 2001. The increase was due to an increase in professional fees, mainly legal and accounting fees associated with the preparation of Securities and Exchange filings. There was also an increase due to expenses associated with the preparation and mailing of the Company's annual report and proxy to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

         From our inception, our revenues have been insufficient to support our operations. As a result, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing, or both. Currently we have a working capital deficit of $6,905,864 and a stockholders' deficit of $6,905,864, including an accumulated deficit of $6,935,854 at June 30, 2002. Additionally, the cash used in operations for the twelve months ended June 30, 2002 totaled $ 948,188.

         We have $1,094,746 remaining on our Market LLC $4,500,000 revolving credit line. The ability of management to draw down on the credit facility is at the sole discretion of the lenders and is not a certainty. These and other factors raise a substantial doubt as to our ability to continue as a going concern. In order to continue our current, scaled-down operations and to effect a new operation plan, we will need to obtain additional debt or equity financing, or both. In the event that we are unable to effect a new operation plan, unable to obtain debt or equity financing or unable to obtain financing on terms and conditions that are acceptable, we may be unable to remain a going concern.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           MARKLAND TECHNOLOGIES, INC.
                              FINANCIAL STATEMENTS

                   INDEX to Consolidated Financial Statements

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS:

       Balance Sheet at June 30, 2002                                        F-3

       Statements of Operations for the year ended June 30, 2002, the six months ended June 30, 2001 and 2000 and the year
         ended December 31, 2000                                             F-4

       Statements of Stockholders' Deficit for the year ended
         June 30, 2002, the six months ended June 30, 2001 and 2000
         and the year ended December 31, 2000                                F-5

       Statements of Cash Flows for the year ended June 30, 2002, the six months ended June 30, 2001 and 2000 and the year
        ended December 31, 2000                                              F-6

       Notes to Consolidated Financial Statements                       F-7-F-17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Markland Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Markland Technologies, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Markland Technologies, Inc. and subsidiaries as of June 30, 2002 and the consolidated results of its operations and its cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/Sherb & Co, LLP
                                                         ------------------
                                                          Sherb & Co., LLP.
                                                    Certified Public Accountants

New York, New York
October 4, 2002

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $             4,911
     Prepaid expenses                                                    21,750
                                                              ------------------
                                                            $            26,661
                                                              ==================


                      LIABLITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                       $            95,348
     Secured line of credit                                           4,171,437
     Notes payable                                                    1,367,027
     Accrued expenses                                                 1,298,713
                                                              ------------------
         Total Current Liabilities                                    6,932,525

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
     300,000,000 shares authorized;
     299,909,179 shares  issued and outstanding                          29,990
     Accumulated deficit                                             (6,935,854)
                                                              ------------------
         Total Stockholders' Deficit                                 (6,905,864)
                                                              ------------------
                                                            $            26,661
                                                              ==================


          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year             Six Months      Six Months       Year
                                                        Ended                Ended          Ended           Ended
                                                    June 30, 2002        June 30, 2001   June 30, 2000   December 31, 2000
                                                 -------------------    ---------------  --------------  -----------------
                                                                                          (Unaudited)
OPERATING EXPENSES
     Selling, general and administrative         $         247,677      $      18,598     $       -     $      -
                                                 -------------------    ---------------   ------------  -------------
          TOTAL OPERATING EXPENSES                         247,677             18,598             -            -
                                                 -------------------    ---------------   ------------  -------------

LOSS FROM CONTINUING OPERATIONS                           (247,677)           (18,598)            -            -
                                                 -------------------    ---------------   ------------  --------------

LOSS FROM DISCONTINUED OPERATIONS:
     Gain on disposition                                 1,046,133                  -             -            -
     Loss from discontinued operations                  (3,259,421)        (1,197,139)     (231,915)        (967,529)
                                                 -------------------    ---------------   ------------  ---------------
         TOTAL                                          (2,213,288)        (1,197,139)     (231,915)        (967,529)
                                                 -------------------    ---------------   ------------  ---------------
NET LOSS                                          $     (2,460,965)    $   (1,215,737)    $(231,915)    $   (967,529)
                                                 ===================    ===============   ============   ==============

BASIC AND DILUTED LOSS PER SHARE:
     Continuing Operations                        $          (0.00)    $        (0.00)    $   (0.00)    $       (0.00)
     Discontinued Operations                                 (0.01)             (0.00)        (0.00)            (0.00)
                                                 -------------------    ---------------   ------------   --------------
NET LOSS PER SHARE                                $          (0.01)   $         (0.00)    $   (0.00)    $       (0.00)
                                                 ===================    ===============   ============   ==============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                        299,909,179        299,909,179      299,909,179     299,909,179
                                                 ===================    ===============   ============   ==============



          See accompanying notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                                 Common Stock                Additional                                 Total
                                       --------------------------------        Paid-in          Accumulated         Stockholders'
                                            Shares           Amount            Capital            Deficit              Deficit
                                       ---------------   --------------    --------------    ---------------     -----------------
 Balance - December 31, 1999             254,911,356   $      25,491    $       172,036  $      (1,948,549)   $       (1,751,022)

 Net loss                                          -               -                  -           (967,529)             (967,529)
                                       ---------------   --------------    --------------    ---------------     -----------------
 Balance - December 31, 2000             254,911,356          25,491            172,036         (2,916,078)           (2,718,551)

 Capital contribution                              -               -          2,000,000                  -             2,000,000

 Outstanding stock of
 Markland Technologies, Inc.
    at date of merger                     44,997,823           4,499         (2,172,036)        (1,214,376)           (3,381,913)

 Net loss                                          -               -                  -         (1,215,737)           (1,215,737)
                                      ----------------   --------------    --------------    ---------------     -----------------
 Balance - June 30, 2001                 299,909,179          29,990                  -         (5,346,191)           (5,316,201)

 Write-off of accounts payable-CWTEL               -               -                  -            871,302               871,302

 Net loss                                          -               -                  -         (2,460,965)           (2,460,965)
                                      ----------------   --------------    --------------    ---------------     -----------------
 Balance - June 30, 2002                 299,909,179   $      29,990    $             -   $     (6,935,854)   $       (6,905,864)
                                      ================   ==============   ===============    ===============     =================



            See accompany notes to consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Year           Six Months             Year
                                                                   Ended             Ended               Ended
                                                               June 30, 2002      June 30, 2001     December 31, 2000
                                                            ------------------  ---------------- ---------------------
Cash flows from operating activities
Net loss                                                $          (247,677)  $     (18,598)     $        (967,529)

     Changes in operating assets and liabilities:
         Net cash used in discontinued operations                  (700,511)       (374,762)               (44,630)
                                                           ------------------  --------------   --------------------
Net cash used in operating activities                              (948,188)       (393,360)            (1,012,159)
                                                            -----------------  --------------   --------------------

Cash flows from financing activities
Notes payable and secured line of credit                            779,531         604,050                781,696
Cash overdraft                                                            -         (13,214)                13,214
                                                            -----------------  --------------   --------------------
Net cash provided by financing activities                           779,531         590,836                794,910
                                                            -----------------  --------------   --------------------

Net increase (decrease) in cash and cash equivalents               (168,657)        173,568               (248,315)
Cash and cash equivalents at beginning of year                      173,568               -                248,315
                                                           ------------------  --------------   --------------------
Cash and cash equivalents at end of period              $             4,911   $     173,568      $               -
                                                           ==================  ==============   ====================

Disclosure of non-cash and financing activities
     Capital contribution used to pay accounts payable  $                 -   $   2,000,000      $               -


          See accompanying notes to consolidated financial statements.
                                      F-6

                           MARKLAND TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and business

          Quest Net Corp. ("Quest") was incorporated in the state of Colorado on November 28, 1995 under the name of A. P. Sales, Inc. In June of 1998, Quest acquired certain assets related to the Internet services industry and became a provider of Internet system and network management solutions. At that time, the Company changed its name to Quest Net Corp. The Company relocated to Florida in December 1998. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2000 between Parputt Enterprises, Inc. ("PEI"), a Nevada corporation, and Quest Net Corp., the Companies merged in a transaction in which Quest was the surviving company. The merger was accounted for as a recapitalization of Quest.

          On March 16, 2001, the Board of Directors of Quest approved the acquisition of all of the outstanding capital stock of Vidikron of America, Inc. ("Vidikron" or the "Company"). The transaction became effective on April 19, 2001. Vidikron was acquired in a stock-for-stock transaction (the "Exchange") in which the former shareholders of Vidikron would own approximately 85% of Quest common stock, assuming the conversion of the outstanding preferred securities and $2.5 million of the promissory note. Accordingly, the transaction has been accounted for as a reverse acquisition as a recapitalization of Vidikron, pursuant to which Vidikron is treated as the continuing entity. The shares issued in connection with the Exchange were recorded at the fair market value of the net liabilities assumed from Quest. The liabilities assumed totaling $3,381,913 consisted of liabilities of discontinued operations of $2,145,002 and notes payable of $1,236,911. Quest's accumulated deficit is offset against its additional paid-in capital at the date of the exchange to the extent additional paid-in capital is available. The remaining Quest accumulated deficit of $1,214,376 at June 30, 2001 is carried forward as an element of the accumulated deficit for the continuing entity. This amount was reduced by $871,302 during the year ended June 30, 2002. As a result of the merger, Quest changed its name to Markland Technologies, Inc. and Vidikron adopted the year end of Quest.

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

          Subsequent to the exchange the Company decided to cease all operations previously engaged in by Quest, which included the spin-out of Globalbot, an 80% owned subsidiary, and to file a petition for relief under Chapter 7 of the Federal Bankruptcy Laws for CWTel, Inc., a wholly owned subsidiary. As of June 30, 2002 CWTel filed a voluntary bankruptcy petition under Chapter 7 in the State of Florida. A final decree was issued and the case was closed. As a result of the bankruptcy the Company reversed $871,302 of accounts payable which were recorded prior to the acquisition date of Quest. Accordingly, the reversal of accounts payable have been treated as an adjustment to the purchase price of Quest and such amount was recorded as an increase to additional paid-in capital then reclassed to accumulated deficit.

          For financial statement purposes the spin-out of Globalbot was recorded on the date of the reverse acquisition

          On May 28, 2002, Markland Technologies, Inc. (the "Company") received a Notice of Default from its senior secured lender, Market LLC, ("Lender") relating to a Loan and Security Agreement and a related Secured Convertible Revolving Credit Note ("Note") issued in favor of Lender for, among other things, the Company's failure to make payments of principal and interest due under the Note. In addition, as a result of the defaults under the Note, the Lender declared all outstanding principal and interest under the Note, totaling $4,213,300 (the "Indebtedness"), to be immediately due and payable. The Lender had advised the Company that it intended to exercise its right as a secured creditor in and to all collateral granted to it to secure the Note including, among other things, all of the issued and outstanding shares of Vidikron of America, Inc. (the "Vidikron Shares"), a wholly owned subsidiary of the Company ("Vidikron").

         On June 4, 2002, the Company agreed to transfer legal title to the Vidikron Shares to the Lender in partial satisfaction of the Indebtedness in the amount of $50,000 pursuant to a Debt Restructuring Agreement among the Company, Vidikron and the Lender. The amount of the reduction in Indebtedness was calculated based on the fact that Vidikron was insolvent and its liabilities exceeded its assets. For financial statement purposes, Vidikron is shown as a discontinued operation.

         As a result of the aforementioned, the Company no longer retains any operating subsidiary or has any meaningful operations.


2.        Summary of Significant Accounting Policies

          Basis of presentation

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $2,460,965, $1,215,137, and $967,529 for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Additionally, the Company had a working capital deficiency of $6,905,864 at June 30, 2002. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

             Long Lived Assets

             In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," the Company includes as a component of income from continuing operations before taxes on income, the impairment loss on assets to be held and losses on assets expected to be disposed of.

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

          Fair value of financial instruments

          The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and notes payable approximate fair value based on the short-term maturity of the instruments.

          Loss Per Common Share

          Net loss per common share is based on the weighted average number of shaes outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

          Recently issued accounting pronouncements

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt both SFAS No. 143 and SFAS No. 144 on July 1, 2002 and does not expect these Statements to materially impact the Company's financial statements.

               In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on the Company's financial statements.

         On April 30, 2002, the SEC proposed a disclosure requirement for companies to include a separately-captioned section regarding the application of critical accounting policies in the "Management's Discussion and Analysis" (MD&A) section of annual reports, registration statements and proxy and information statements. The Application of Critical Accounting Policies section would encompass both disclosure about the critical accounting estimates that are made by the company in applying its accounting policies and disclosure concerning the initial adoption of an accounting policy by a company.

         The SEC's proposals define an accounting estimate recognized in the financial statements as a "critical accounting estimate" if:

       o the accounting estimate requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and

       o different estimates that a company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of a company's financial condition, changes in financial condition or results of operations.

The proposals would also require the following information in the MD&A section:

       o A quantitative discussion of changes in line items in the financial statements and overall financial performance if the company were to assume that the accounting estimate were changed, either by using reasonably possible near-term changes in certain assumption(s) underlying the accounting estimate or by using the reasonably possible range of the accounting estimate;

       o A quantitative and qualitative discussion of any material changes made to the accounting estimate in the past three years, the reasons for the changes, and the effect on line items in the financial statements and overall financial performance;

       o A statement of whether or not the company's senior management has discussed the development and selection of the accounting estimate, and the MD&A disclosure regarding it, with the audit committee of the company's board of directors;

       o If the company operates in more than one segment, an identification of the segments of the company's business the accounting estimate affects; and

       o A discussion of the estimate on a segment basis, mirroring the one required on a company-wide basis, to the extent that a failure to present that information would result in an omission that renders the disclosure materially misleading.

The proposals also would include a requirement that companies update this part of the required disclosure to show material changes in their quarterly reports.

3.        Line of Credit

          Pursuant to the Debt Restructuring Agreement the parties agreed that after the $50,000 reduction resulting from the transfer of the Vidikron Shares the balance of the Indebtedness to Lender totaled $4,163,300 as evidenced by an Amended Note. The Debt Restructuring Agreement also provided as follows:

         (a) the annual interest rate accruing on the Amended Note from and after June 4, 2002 shall be six (6%) percent per annum;
         (b) the maturity date of the Amended Note shall be extended to December 31, 2002; and
         (c) Lender shall defer its previously announced plan to foreclose on the collateral securing the repayment of the Indebtedness (other than the Vidikron Shares) and retain its liens on the Company assets to secure repayment of the Indebtedness.

The balance of the line of credit (including accrued interest) was $4,171,437 at June 30, 2002.

4.        Notes payable

          Notes payable of $1,367,027 due to James, LLC bears interest at 8% per annum. Principal and interest payments are due on December 31, 2002. The note is convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the current market price on the date of notice of conversion.

5.        Stockholders' deficit

          Preferred stock

          The Company is authorized to issue five million shares of no par value preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

          Summary

          A summary of the status of the Company's stock option awards as of June 30, 2002, 2001, 2000 and 1999, and the changes during the periods then ended are presented below:


                                            Stock Options

                                                  Weighted
                                                   Average
                                                  Exercise
                                     Shares         Price     Exercisable
                                  ------------    ----------  ------------

  Outstanding - June 30, 1999:        2,200     $   18.00         2,200
    Granted                             289     $   42.40           289
    Canceled                           (625)    $   42.40          (625)
                                  ------------    ----------  ------------
  Outstanding  - June 30, 2000        1,864     $   18.00         1,864
    Expired                          (1,864)    $   18.00        (1,864)
                                  ------------    ----------  ------------
  Outstanding - June 30, 2001             -     $       -             -
                                  ============    ==========  ============
  Outstanding - June 30, 2002             -     $       -             -
                                  ============    ==========  ============

6.        Income taxes

          A   reconciliation   of  the  U.S.   statutory   federal  income  tax
rate  to  the  effective  tax  rate  follows  for  the following periods:



                                                         Six Months
                                      Year Ended            Ended                Year Ended
                                    June 30, 2002       June 30, 2001          December 31, 2000
                                  -----------------   ------------------    ------------------------

    U.S. statutory
     federal rate                       35%                  35%                        35%

   Net operating loss for which
   no tax benefit is currently
        available                      (35%)                (35%)                      (35%)
                                  -----------------   ------------------    ------------------------
                                         -                    -                          -
                                  =================   ==================    ========================


          At June 30, 2002, deferred taxes consisted of the following:

          Deferred tax assets,
          Net operating loss..................  $  2,000,000
          Valuation allowance.................    (2,000,000)
                                                -------------
          Net deferred taxes............        $      -
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


7.    Commitments and contingencies

      Litigation

         The Company is party to legal proceedings that arise in the ordinary course of business. The Company does not believe that these lawsuits will, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operation.

8.       Discontinued Operations

         The operating results of discontinued operations are as follows:


                                                              Six Months
                                        Year Ended              Ended                     Year Ended
                                       June 30, 2002         June 30, 2001            December 31, 2000
                                    ------------------     ------------------        ---------------------
           Revenues                 $      1,887,927       $      2,177,037          $       6,727,577

           Loss from
           discontinued operations  $     (3,259,421)      $     (1,197,139)         $       (967,529)


All of the Company's interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning our directors and executive officers:

                   Name           Age     Term         Position

            Lawrence Shatsoff      48      2002     President and Director
            David E. Danovitch     40      2002     Secretary and Director


         Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board of directors. Until we encountered cash flow problems, outside directors were compensated $150 for every board of director meeting they attended.


Lawrence Shatsoff.

         Mr.  Lawrence  Shatsoff,  48, is our  President  and a  director.
Prior to becoming President of Markland, Mr. Shatsoff served from June 2000 to June 2001 in various executive capacities and as a director of LecStar Corporation (formerly Corzon, Inc.), a telecommunications company. From 1995 to 2000, Mr. Shatsoff was the vice president and chief operations officer of DCI Telecommunications, Inc. Mr. Shatsoff, graduated in 1975 from Rider College with a bachelor of science degree in Decision Sciences and Computers. Mr. Shatsoff has been a director of HomeCom Communications, Inc., a publicly held company since November 2001.

David E. Danovitch.

         Mr. David E. Danovitch, 40, is our Secretary and a director. Since January 2000, he has been a senior partner of NewWest Associates, LLC, an international consulting firm, and Del Rey Investments, LLC, a merchant banking firm, both based in New York, New York. From January 2000 to present, Mr. Danovitch was a managing director of Cambridge Partners, a merchant banking firm. From 1995 to 1997, he was a founding principal of Snowden Capital, Inc., a New York City-based investment banking firm. Mr. Danovitch is an attorney and member of the District of Columbia, Massachusetts and New York bars. He holds an bachelor of arts from Kenyon College, a juris doctor from Suffolk University Law School and an L.L.M. in taxation from Boston University School of Law. Mr. Danovitch also has been a director of Imaging Diagnostic Systems, a publicly-held company, since November 2000.

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


                                 Annual Compensation       Long-Term Compensation
                                ----------------------    ---------------------------
                                                                        Securities/
Name and Principal     Year               Other Annual    Restricted    Underlying
Position               Ended    Salary    Compensation    Stock Awards  Option / SARs

Lawrence Shatsoff,   6/30/02   $120,000                       N/A           N/A
President & director


Equity Incentive Plan.

As of June 30, 2002, management finalized an incentive stock option plan, which was delivered and approved by the stockholders following approval by the board of directors.

         As of June 30, 2002, we had no options to purchase common stock outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of September 15, 2002, being the most recent practicable date, regarding our common stock that was beneficially owned by:

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

         We believe each person or entity listed has sole voting and investment power over the shares beneficially owned by them. Unless otherwise indicated, the address of each person or entity listed below is c/o Markland Technologies, Inc., 49 Qunnipiac Avenue, Unit H, North Haven, CT 06473.


                                                                          % of
                                                        Number       Outstanding of
                                                       of Shares       Beneficial
                                                        Owned        Shares of Common
Name and Address of Owner          Positions Held    Beneficially         Stock
-------------------------          --------------    ------------    ----------------
Markland LLC                       Stockholder        254,911,356          85.0%
c/o Harbour House
2d Floor, Waterfront Drive
P.O. Box 972, Road Town
Tortola, British Virgin Islands

James LLC.                         Stockholder         44,420,250         14.8% (1)
c/o Citco Trustees (Cayman) LTD.
Corporate Centre, West
Bay Road, PO Box 31106 SMB Grand Cayman,
Cayman Islands, BWI.

Lawrence Shatsoff                  President & director         0            0%

David E. Danovitch                 Secretary & director         0            0%

All officers and directors                                      0            0%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Current Report on Form 8-K filed June 11, 2002 with the Securities and Exchange Commission.

Current Report on Form 8-K/A filed October 12, 2001 with the Securities and Exchange Commission.

Current Report on Form 8-K/A filed on July 18, 2001 with the Securities and Exchange Commission.

(a)      Exhibits

Exhibit                                         Description

10.1 Debt Restructuring Agreement by and among Markland Technologies, Inc., Vidikron of America, Inc. and Market LLC - incorporated by reference to our Current Report on Form 8-K, filed with the Commission on June 11, 2002.

10.2 Amended Secured Convertible Revolving Credit Note - incorporated by reference to our Current Report on Form 8-K, filed with the Commission on June 11, 2002.

10.3 Definitive Proxy Statement - incorporated by reference on Form DEF14A as filed with the Commission on November 6, 2001.

99.1     * Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Markland Technologies, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MARKLAND TECHNOLOGIES, INC.


October 15, 2002                                 By:      /s/ Lawrence Shatsoff
                                                          ---------------------
                                                          President

In accordance with the Securities Exchange Act, this annual report on Form 10-KSB has been signed below by the following persons on behalf of Markland Technologies, Inc. and in the capacities and on the dates indicated.

       Signatures                Title                              Date

/s/LAWRENCE SHATSOFF    Director and President(Principal        October 15, 2002
--------------------      Accounting and Financial Officer
Lawrence Shatsoff

/s/ DAVID E. DANOVITCH    Director and Secretary                October 15, 2002
-----------------------
David E. Danovitch

  CERTIFICATIONS FOR FORM 10-K/10-KSB FOR PERIODS ENDING BEFORE AUGUST 29, 2002

         I, Lawrence Shatsoff, certify that:

         1. I have reviewed this annual report on Form 10-K/10-KSB of Markland Technologies, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 15, 2002

                                                   /s/ Lawrence Shatsoff
                                                       Lawrence Shatsoff
                                                President and Financial Officer