Form 10KSB/A
period 2002-06-30
MARKLAND TECHNOLOGIES INC
filed 2002-10-18
CIK 1102833

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                  Amendment #1

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


            Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for Markland Technologies, Inc., a Florida corporation (the "Company"), for the six months ended June 30, 2001 the years ended December 31 2000 and 1999 and the ten month ten day period ended May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of Registrant contained no adverse opinion, disclaimer of opinion or modification of the opinion except that their report on the 2001 financial statements contains an explanatory paragraph that states that "the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

            Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for the Company's audit during the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

            During the two most recent fiscal years and through May 10, 2002, Registrant has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

            The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from January 1, 1999 to May 10, 2002, and through the date of this report, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

            On September 20, 2002, the Company has provided Grassi, with a copy of the disclosures it is making herein in response to Item 304(a) of Regulation S-B, and has requested that Grassi provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Grassi's letter is attached as an exhibit to this Current Report on Form 8-K.



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

       Signatures                Title                              Date

/s/LAWRENCE SHATSOFF    Director and President(Principal        October 15, 2002
--------------------      Accounting and Financial Officer
Lawrence Shatsoff

/s/ DAVID E. DANOVITCH    Director and Secretary                October 15, 2002
-----------------------
David E. Danovitch

  CERTIFICATIONS FOR FORM 10-K/10-KSB FOR PERIODS ENDING BEFORE AUGUST 29, 2002

         I, Lawrence Shatsoff, certify that:

         1. I have reviewed this annual report on Form 10-K/10-KSB/A of Markland Technologies, Inc.

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


Date: October 18, 2002

                                                   /s/ Lawrence Shatsoff
                                                       Lawrence Shatsoff
                                                President and Financial Officer