Form 10QSB
period 2002-09-30
MARKLAND TECHNOLOGIES INC
filed 2002-11-14
CIK 1102833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2002


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from          to
                                                            --------    -------
                        Commission file number :000-24447

                           MARKLAND TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                          49 QUINNIPIAC AVENUE, UNIT H
                              NORTH HAVEN, CT 06473
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (203) 946-3058
                         -------------------------------
                         (Registrant's telephone number)



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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2002, 299,909,179 shares of Common Stock, par value $0.0001 per share; and, no shares of Preferred Convertible Stock, no par value.

                           MARKLAND TECHNOLOGIES, INC.


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet - September 30, 2002 ......................     2

Consolidated Statements of Operations - Three months ended
    September 30, 2002 and 2001 .....................................      3

Consolidated Statements of Cash Flows - Three months ended
    September 30, 2002 and 2001 .....................................      4

Notes to Consolidated Financial Statements............................     5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Plan of Operations..................     5-6

Item 3.  Controls and Procedures..................................         7

Part II - Other Information

Item 5.   Other Information .. ......................................      7

Item 6.   Exhibits and Reports on Form 8-K............................     8

Signature ............................................................     9

                           MARKLAND TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


                                     ASSETS


CURRENT ASSETS:
     Cash                                                   $               253
     Prepaid expenses                                                    14,500
                                                              ------------------
        Total Current Assets                                             14,753
                                                              ------------------
                                                            $            14,753
                                                              ==================

                      LIABLITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                       $           102,636
     Secured line of credit                                           4,260,305
     Notes payable                                                    1,394,592
     Liabilities from discontinued operations                         1,298,713
                                                              ------------------
         Total Current Liabilities                                    7,056,246

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
     300,000,000 shares authorized; 299,909,179 shares
     issued and outstanding                                              29,990
     Accumulated deficit                                             (7,071,483)
                                                              ------------------
         Total Stockholders' Deficit                                 (7,041,493)
                                                              ------------------
                                                            $            14,753
                                                              ==================



          See accompanying notes to consolidated financial statements.

                           MARKLAND TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                         September 30,
                                                    2002               2001
                                             ---------------   -----------------

SELLING, GENERAL AND ADMINISTRATIVE        $         46,396  $           74,709
                                             ---------------   -----------------

OTHER EXPENSE, net:
     Interest expense, net                          106,433              63,911
     Other income, net                              (17,200)                  -
                                             ---------------   -----------------

         TOTAL OTHER EXPENSE, net                    89,233              63,911
                                             ---------------   -----------------
NET LOSS                                   $       (135,629) $         (138,620)
                                             ===============   =================
BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE                         $          (0.00) $            (0.00)
                                             ===============   =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                 299,909,179         299,909,179
                                             ===============   =================



          See accompanying notes to consolidated financial statements.

                           MARKLAND TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                        2002               2001
                                                   -----------------------------

Cash flows from operating activities

Net loss                                           $   (135,629)   $   (138,620)
                                                   -------------   -------------
Adjustments to reconcile net loss to
 net cash used in operating activities

  Changes in operating assets and liabilities:
      Prepaid expenses                                    7,250               -
      Accounts payable                                    7,288          (5,078)
      Net cash used in discontinued operations                -         (28,870)
                                                   -------------   -------------
                                                         14,538         (33,948)
                                                   -------------   -------------

Net cash used in operating activities                  (121,091)       (172,568)
                                                   -------------   -------------

Cash flows from financing activities

Notes payable and secured line of credit                116,433               -
                                                   -------------   -------------
Net cash provided by financing activities               116,433               -
                                                   -------------   -------------

Net increase (decrease) in cash
  and cash equivalents                                   (4,658)       (172,568)
Cash and cash equivalents at beginning of year            4,911         173,568
                                                   -------------   -------------
Cash and cash equivalents at end of period         $        253    $      1,000
                                                   =============   =============



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

GOING CONCERN MATTERS

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit as of September 30, 2002 of approximately $7,071,493. The Company continues to experience negative cash flows, has no meaningful operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future if needed. These factors raise considerable doubt about the Company's ability to continue as a going concern.

BASIC AND DILUTED LOSS PER SHARE

Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended September 30, 2002 and 2001, as it is antidilutive.

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

The Company is no longer involved in either the Internet and telecommunications business nor is it involved in the high-end projection systems market as it no longer has any operating subsidiaries or any meaningful operations as more fully described in its Form 10-KSB/A as filed with the Securities and Exchange Commission on October 18, 2002. We believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended, although we can give no assurance that we will ever be able to realize any value from our situation.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

COSTS AND EXPENSES

         Selling, general and administrative expenses decreased by $28,313 or 37% to $46,396 for the three months ended September 30, 2002, from $74,709 for the same period in 2001. The decrease was achieved by reduction in legal and accounting costs and the major scale down of its office and salary expenses.

         Interest expense increased to $106,433 for the three months ended September 30, 2002 compared to $63,911 for the three months ended September 30, 2001. This increase in interest expense is primarily due to additional financing from the secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our revenues have been insufficient to support our operations. As a result, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing, or both. Currently we have a working capital deficit of $7,041,493 and a stockholders' deficit of $7,041,493, including an accumulated deficit of $7,071,483 at September 30, 2002. Additionally, the cash used in operations for the three months ended September 30, 2002 totaled $121,091.

We have $1,084,746 remaining on our Market LLC $4,500,000 revolving credit line. The ability of management to draw down on the credit facility is at the sole discretion of the lenders and is not a certainty. These and other factors raise a substantial doubt as to our ability to continue as a going concern. In order to continue our current, scaled-down operations and to effect a new operation plan, we will need to obtain additional debt or equity financing, or both. In the event that we are unable to effect a new operation plan, unable to obtain debt or equity financing or unable to obtain financing on terms and conditions that are acceptable, we may be unable to remain a going concern.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

Item 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Samaritan's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

GENERAL

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

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

As reported on Form 8-K filed with the Securities and Exchange Commission on June 11, 2002, the Company agreed on June 4, 2002 to transfer legal title to the Vidikron Shares to the Lender in partial satisfaction of the Indebtedness in the amount of $50,000 pursuant to a Debt Restructuring Agreement among the Company, Vidikron and the Lender. The amount of the reduction in Indebtedness was calculated based on the fact that Vidikron was insolvent and its liabilities exceeded its assets.

As a result of the aforementioned, the Company no longer retains any operating subsidiary or has any meaningful operations

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS on Form 8-K:

  None.

(a)      Exhibits

Exhibit                  Description

10.1 Current Report on Form 8-K filed June 11, 2002 with the Securities and Exchange Commission and incorporated by reference.

10.2 Form 10-KSB/A as filed October 18, 2002 with the Securities and Exchange Commission and incorporated by reference.

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


  Dated: November 14, 2002                    MARKLAND TECHNOLOGIES, INC.



                                               By: /s/ Larry Shatsoff
                                               ---------------------------------
                                               Larry Shatsoff, President

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Markland Technologies, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Lawrence Shatsoff, the Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Markland Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                      By:  /s/Lawrence Shatsoff
                                             Name:   Lawrence Shatsoff
                                             Title:  Financial Officer