Form 10QSB
period 2002-12-31
MARKLAND TECHNOLOGIES INC
filed 2003-02-14
CIK 1102833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2002


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


      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2002, 307,109,179 shares of Common Stock, par value $0.0001 per share; and, 5,225 shares of Preferred Convertible Stock, $.0001 par value.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                               DECEMBER 31, 2002


                                                                       Page Nos.
                                                                        --------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS                                   1
     At December 31, 2002 (Unaudited) and June 30, 2002

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)             2
     For the Six Months Ended December 31, 2002 and 2001

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)             3
     For the Three Months Ended December 31, 2002 and 2001

   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
     DEFICIENCY (Unaudited)                                                4
      For the Six Months Ended December 31, 2002

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)           5 - 6
     For the Six Months Ended December 31, 2002 and 2001

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)                                                        7 - 21

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS                                               22 - 24

   ITEM 3 - CONTROLS AND PROCEDURES                                      25


PART II - OTHER INFORMATION

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEDURES                  25

   ITEM 5 - OTHER INFORMATION                                            25

   ITEM 6 - EXHIBITS AND REPORTS ON 8-K                                25 - 26

   SIGNATURES                                                            27

   CERTIFICATIONS                                                      28 - 29

                              MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                 ------

                                                                         At December 31,     At June 30,
                                                                              2002              2002
                                                                         ---------------    ------------
                                                                           (Unaudited)
  CURRENT ASSETS:
    Cash                                                                   $   304,631      $     4,911
    Prepaid expenses and other current assets                                       --           21,750
                                                                           ------------     ------------
        TOTAL CURRENT ASSETS                                                   304,631           26,661

  TECHNOLOGY RIGHTS (Acoustic Core)                                          1,300,000               --
                                                                           ------------     ------------
        TOTAL ASSETS                                                       $ 1,604,631      $    26,661
                                                                           ============     ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                         $   115,217      $    95,348
  Accrued expenses and other current liabilities                                47,739               --
  Note payable                                                                  11,500        1,367,027
  Secured line of credit                                                            --        4,171,437
  Liabilities from discontinued operations                                   1,298,713        1,298,713
                                                                           ------------     ------------
      TOTAL CURRENT LIABILITIES                                              1,473,169        6,932,525

SECURED CONVERTIBLE PROMISSORY NOTE, less debt
  discount of $125,000 at December 31, 2002                                    375,000               --
                                                                           ------------     ------------
      TOTAL LIABILITIES                                                      1,848,169        6,932,525
                                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Series B convertible preferred stock -
    $.0001 par value; 10 authorized and -0-
    issued and outstanding at December 31,
    2002 and June 30, 2002, respectively                                            --               --
  Series C 5% cumulative convertible
    preferred stock - $.0001 par value; 8,000 and -0- authorized at December 31, 2002 and June 30, 2002, respectively; 5,225 and
    -0- issued and outstanding at December 31, 2002 and June 30, 2002,
    respectively                                                                     1               --
  Common stock - $.0001 par value;
    500,000,000 authorized at December 31, 2002 and June 30, 2002, respectively; 307,109,179 and 299,909,179 shares issued and
    outstanding at December 31, 2002 and June 30, 2002, respectively            30,710           29,990
  Additional paid-in capital                                                 6,977,290               --
  Accumulated deficit                                                       (7,251,539)      (6,935,854)
                                                                           ------------     ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                          (243,538)      (6,905,864)
                                                                           ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                         $ 1,604,631      $    26,661
                                                                           ============     ============

                 See accompanying notes to condensed consolidated financial statements.

                                                   1

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


REVENUES                                       $          --      $          --

COST OF SALES                                             --                 --
                                               --------------     --------------
GROSS PROFIT                                              --                 --
                                               --------------     --------------
OPERATING EXPENSES:
  Selling, general and administrative                171,552                 --
  Depreciation and amortization                           --                 --
                                               --------------     --------------
    TOTAL OPERATING EXPENSES                         171,552                 --
                                               --------------     --------------
OPERATING LOSS FROM CONTINUING OPERATIONS           (171,552)                --
                                               --------------     --------------
OTHER EXPENSES, NET:
  Interest expense                                   169,786            250,433
  Other expense (income)                             (25,653)            (4,249)
                                               --------------     --------------
    TOTAL OTHER EXPENSES, NET                        144,133            246,184
                                               --------------     --------------
LOSS FROM CONTINUING OPERATIONS                     (315,685)          (246,184)

LOSS FROM DISCONTINUED OPERATIONS                         --         (1,219,408)
                                               --------------     --------------
    NET LOSS                                        (315,685)        (1,465,592)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS             48,380                 --

PREFERRED STOCK DIVIDEND                              15,989                 --
                                               --------------     --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS     $    (380,054)     $  (1,465,592)
                                               ==============     ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:

   Loss from continuing operations             $       (0.00)     $       (0.00)
   Loss from discontinued operations                   (0.00)             (0.00)
                                               --------------     --------------
     Net loss                                  $       (0.00)     $       (0.00)
                                               ==============     ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                    299,991,400        299,909,713
                                               ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


REVENUES                                       $          --      $          --

COST OF SALES                                             --                 --
                                               --------------     --------------
GROSS PROFIT                                              --                 --
                                               --------------     --------------
OPERATING EXPENSES:
  Selling, general and administrative                125,156                 --
  Depreciation and amortization                           --                 --
                                               --------------     --------------
    TOTAL OPERATING EXPENSES                         125,156                 --
                                               --------------     --------------
OPERATING LOSS FROM CONTINUING OPERATIONS           (125,156)                --
                                               --------------     --------------
OTHER EXPENSES, NET:
  Interest expense                                    63,354            150,483
  Other expense (income)                              (8,453)                --
                                               --------------     --------------
    TOTAL OTHER EXPENSES, NET                         54,901            150,483
                                               --------------     --------------
LOSS FROM CONTINUING OPERATIONS                     (180,057)          (150,843)

LOSS FROM DISCONTINUED OPERATIONS                         --           (655,712)
                                               --------------     --------------
    NET LOSS                                        (180,057)          (806,195)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS             48,380                 --

PREFERRED STOCK DIVIDEND                              15,989                 --
                                               --------------     --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS     $    (244,426)     $    (806,195)
                                               ==============     ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:

   Loss from continuing operations             $       (0.00)     $       (0.00)
   Loss from discontinued operations                   (0.00)             (0.00)
                                               --------------     --------------
      Net loss                                 $       (0.00)     $       (0.00)
                                               ==============     ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                    299,991,400        299,909,713
                                               ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

                                                                                         Series C Convertible
                                                         Common Stock                       Preferred Stock
                                                -------------------------------     ------------------------------
                                                    Shares            Amount            Shares          Amount
                                                -------------     -------------     -------------    -------------
Balance - June 30, 2002                          299,909,179      $     29,900                --     $         --

Stock cancelled in connection with
  December 9, 2002 exchange agreement           (269,918,261)          (26,992)               --               --

Stock issued in connection with
  December 9, 2002 exchange agreement            269,918,261            26,992                --               --

Conversion of promissory notes and interest
  into Series C Convertible Preferred stock               --                --             5,225                1

Stock issued for directors' compensation             400,000                40                --               --

Stock issued in connection with private
  placement                                        6,800,000               680                --               --

Value assigned to beneficial conversion
  feature of convertible debt                             --                --                --               --

Preferred stock dividend                                  --                --                --               --

Preferred stock dividend - beneficial
  conversion feature                                      --                --                --               --

Value allocated to Preferred stock -
  beneficial conversion feature dividend                  --                --                --               --

Net loss                                                  --                --                --               --
                                                -------------     -------------     -------------    -------------
Balance - December 31, 2002                      307,109,179      $     30,710             5,225     $          1
                                                =============     =============     =============    =============

                      See accompanying notes to condensed consolidated financial statements.

                                                        4

                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                            FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

                                                     Additional                          Total
                                                      Paid-in        Accumulated      Stockholders'
                                                      Capital          Deficit         Deficiency
                                                    ------------     ------------     ------------
Balance - June 30, 2002                             $        --      $(6,935,854)     $(6,905,864)

Stock cancelled in connection with
  December 9, 2002 exchange agreement                    26,992               --               --

Stock issued in connection with
  December 9, 2002 exchange agreement                 1,273,008               --        1,300,000

Conversion of promissory notes and interest
  into Series C Convertible Preferred stock           5,224,999               --        5,225,000

Stock issued for director's compensation                  3,960               --            4,000

Stock issued in connection with private
  placement                                             339,320               --          340,000

Value assigned to beneficial conversion
  feature of convertible debt                           125,000               --          125,000

Preferred stock dividend                                (15,989)              --          (15,989)

Preferred stock dividend - beneficial
  conversion feature                                    (48,380)              --          (48,380)

Value allocated to Preferred stock - beneficial
  conversion feature dividend                            48,380           48,380

Net loss                                                     --         (315,685)        (315,685)
                                                    ------------     ------------     ------------
Balance - December 31, 2002                         $ 6,977,290      $(7,251,539)     $  (243,538)
                                                    ============     ============     ============

              See accompanying notes to condensed consolidated financial statements.

                                                5

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002             2001
                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (315,685)     $(1,465,592)
  Loss from discontinued operations                         --        1,219,408
                                                   ------------     ------------
  Loss from continuing operations                     (315,685         (246,184)

  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Issuance of common stock to directors              4,000               --
  Changes in operating assets and
    liabilities:
      Prepaid expenses and other current
        assets                                          21,750               --
      Accounts payable                                  19,869               --
      Accrued expenses and other current                                     --
        liabilities                                    229,786          246,184
                                                   ------------     ------------
  NET CASH USED BY CONTINUING OPERATIONS               (40,280)              --

  NET CASH USED BY DISCONTINUED OPERATIONS                  --         (542,009)
                                                   ------------     ------------
        NET CASH USED IN OPERATING
          ACTIVITIES                                   (40,280)        (542,009)
                                                   ------------     ------------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                       --           (1,379)
                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Secured line of credit                                    --          395,617
  Proceeds from sale of common stock in
    private placement                                  340,000               --
                                                   ------------     ------------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                     340,000          395,617
                                                   ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          299,720         (147,771)

CASH AND CASH EQUIVALENTS - BEGINNING                    4,911          173,567
                                                   ------------     ------------
CASH AND CASH EQUIVALENTS - ENDING                 $   304,631      $    25,796
                                                   ============     ============

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid during the years for:
  Interest                                       $        --     $        --
                                                 ============    ============
   Taxes                                         $        --     $        --
                                                 ============    ============
Non-cash investing and financing activities:
    Conversion of notes payable and
      accrued interest into preferred
      stock                                      $ 5,225,000     $        --
                                                 ============    ============
    Acquisition of technology rights by
      issuance of common stock                   $ 1,300,000     $        --
                                                 ============    ============
    Deemed dividend preferred stock -
      beneficial conversion feature              $    48,380     $        --
                                                 ============    ============
    Dividends on preferred stock                 $    15,989     $        --
                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Markland Technologies, Inc. ("Markland" or the "Company"), previously known as Quest Net, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp.

In March of 2000, the Company acquired CWTel, Inc., a Florida-based telecommunication corporation. On November 11, 2001, CWTel filed a voluntary bankruptcy petition under Chapter 7 in the State of Florida. On March 11, 2002, a final decree was issued, the trustee discharged and the case closed.

On March 15, 2001, the Company acquired all of the outstanding capital stock of Vidikron. As a result of this acquisition, the sole stockholder of Vidikron, Market LLC, controlled a majority of the common stock of the Company and, accordingly, the transaction was accounted for as a reverse acquisition as a recapitalization of Vidikron, pursuant to which Vidikron was treated as the continuing entity. Vidikron became a wholly-owned subsidiary of the Company. Subsequently, Quest Net changed its name to Markland Technologies, Inc. and Vidikron adopted the year-end of Quest Net.

On May 28, 2002, the Company received a notice of default from Market LLC relating to a loan and security agreement and a related secured convertible revolving credit note due to the Company's failure to make payments of principal and interest due under the note. In addition, as a result of the defaults under the note, Market LLC declared all outstanding principal and interest under the note, totaling $4,213,300, to be immediately due and payable. In June of 2002, all of the shares of the Vidikron subsidiary, including all of its operating asses and liabilities, were transferred to Market LLC in partial satisfaction of the indebtedness due Market LLC of $50,000. As a result, the Company had no active business following such event. The assets and liabilities and operating results of Vidikron have been treated as a discontinued operation in the accompanying consolidated financial statements. The consolidated financial statements for the period ended December 31, 2001 have been restated, where applicable, to reflect Vidikron as a discontinued operation.

On November 21, 2002, Secured Technology, Inc. ("STI") was incorporated as a Delaware C corporation and is a wholly-owned subsidiary of Markland Technologies, Inc.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION (Continued)

On December 9, 2002, the Company, Eurotech Ltd. ("Eurotech"), ipPartners, Inc. ("ipPartners"), Markland LLC and James LLC, entered into an exchange agreement. On December 19, 2002, the transactions contemplated by the exchange agreement were consummated. Pursuant to the agreement, Eurotech transferred to the Company certain rights to Eurotech's Acoustic Core technology, relating to illicit materials detection, and certain cryptology technology. 90% of the Company's issued and outstanding common stock held by Markland LLC and James LLC, the holders of 100% of the issued and outstanding common stock of the Company, was retired. The Company issued 239,927,344 shares of common stock, representing approximately eighty percent (80%) of its outstanding common stock, to Eurotech, and 29,990,917 shares of common stock, representing approximately ten percent (10%) of its outstanding common stock, to ipPartners. As a result of this transaction, a change of control occurred and the Company became an 80%-owned subsidiary of Eurotech (see Note 3).

In satisfaction of a condition to the above transaction, the Company issued $5.225 million in stated value of a new series of preferred stock, designated Series C Cumulative Convertible Preferred Stock, to Market LLC and James LLC in exchange for $5.225 million of convertible promissory notes held by Market LLC and James LLC.

In January of 2003, the Company acquired all of the common stock of Ergo Systems, Inc., a provider of security logistic support and related product development services (see Note 8).

As a result of the technology acquired from Eurotech in December of 2002, and the acquisition of Ergo Systems, Inc. in January of 2003, Markland Technologies, Inc. plans to build a comprehensive offering of integrated security technologies and services to provide tools necessary to protect personnel, data and infrastructure assets as part of Homeland Security.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the six months ended December 31, 2002, the Company incurred a net loss of $315,685 and, as of December 31, 2002, had a working capital deficiency of $1,168,538. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

In December of 2002, the Company received proceeds of $340,000 from a private equity financing of 6,800,000 shares of the Company's common stock.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation Policy
--------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and a majority-owned subsidiary, Secured Technology, Inc. ("STI"). All significant inter-company balances and transactions have been eliminated.

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in-process at the date of acquisition or have no alternative uses are expensed as research and development costs.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of convertible note and Series C 5% Cumulative Convertible, discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Capitalized Software Development Costs
--------------------------------------

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written off.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB Opinion 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effect of SFAS No. 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the Company's consolidated financial statements. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - TECHNOLOGY ACQUISITION AND CHANGE IN CONTROL

On December 9, 2002, in connection with the Exchange Agreement dated as of December 9, 2002, by and among Eurotech, the Company, Crypto.com, Inc., ("Crypto" - a wholly-owned subsidiary of Eurotech), Secured Technology, Inc. ("STI"), ipPartners, Inc., Market LLC and James LLC (the "Exchange"), Eurotech and Crypto agreed to license and transfer certain intellectual property to a newly-formed subsidiary of the Company, STI, in exchange for 239,927,344 shares of the Company's newly issued common stock (the "Exchange Shares"). The Exchange Shares constitute 80% of the Company's outstanding common stock making the Company a majority-owned subsidiary of Eurotech. In addition, as part of the agreement, ipPartners was issued 29,990,917 shares of common stock in exchange for their forgiveness and discharge of certain obligations owed to ipPartners with respect to the property transferred to STI.

As a result of the Exchange, Eurotech beneficially owns 80% of the Company's voting securities. Eurotech is a development-stage, Washington, D.C.-based, technology company, whose common stock is registered under the Exchange Act. Prior to the Exchange, Market LLC and James LLC controlled the Company.

In connection with the Exchange, on December 9, 2002, the Company, Market LLC and James LLC agreed to a recapitalization of the Company, whereby $5,225,000 in stated value of new series of preferred stock designated Series C Cumulative Convertible Preferred Stock (the "Series C Preferred") was issued by the Company, in exchange for $5,225,000 of convertible promissory notes, inclusive of accrued interest, as well as, for the agreement by James LLC and Market LLC to collectively surrender 269,918,261 shares of the Company's common stock prior to the consummation of the above Exchange agreement between the Company and Eurotech, among others.

The rights licensed from Eurotech in the Exchange consist of certain proprietary technology known as Acoustic Core used to detect illicit substances, and certain cryptology technology held by Eurotech's subsidiary, Crypto.com, Inc. Since Eurotech owned 80% of the common stock of the Company, the technology acquired from Eurotech was recorded by the Company at Eurotech's carrying value of $1,300,000.

NOTE 4 - SECURED LINE OF CREDIT

On May 28, 2002, the Company received a notice of default from its secured lender, Market LLC, relating to a loan and security agreement and a related secured convertible revolving credit note due to the Company's failure to make payments of principal and interest due under the note. (See Note 1) As settlement for this default, on June 4, 2002, the Company entered into a Debt Restructuring Agreement, whereby the Company agreed to transfer legal title to the Vidikron shares to the lender in partial satisfaction of the indebtedness in the amount of $50,000.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - SECURED LINE OF CREDIT (Continued)

In addition, on June 4, 2002, the Company entered into an Amended Secured Convertible Revolving Credit Note Agreement, whereby the Company could borrow up to $4,500,000. Interest under this agreement accrued at the annual interest rate of 6% per annum, calculated on the basis of a 360-day year and actual number days elapsed. The maturity date of this amended note was December 31, 2002 and was secured by various liens on the Company's assets. The balance outstanding at the date of this agreement was $4,163,300.

On December 9, 2002, as part of the Company's recapitalization, in accordance with the Exchange Agreement entered between the Company and Market LLC , $3,812,000 representing principal and accrued interest under this line of credit was converted into 3,812 shares of the Company's newly issued Series C Cumulative Convertible Preferred Stock (see Note 6).

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum, calculated on the basis of a 360-day year and actual number of days elapsed. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of December 31, 2002, approximately $2,000 of interest has been accrued on this note and is included in accrued expenses on the condensed consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 will be amortized as interest expense over the period ending June 30, 2004.

NOTE 5 - NOTES PAYABLE

At June 30, 2002, notes payable consisted of a convertible note payable of $1,367,027, due to James LLC, which bore interest at 8% per annum. Principal and any accrued interest were due on December 31, 2002. The note payable was convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the current market price on the date of notice of conversion.

On December 9, 2002, in accordance with the Exchange Agreement between the Company and James LLC, $1,413,000, including accrued interest of $45,973, was converted into 1,413 shares of the Company's newly issued Series C Cumulative Convertible Preferred Stock (see Note 6). As of December 31, 2002, there is no principal or interest remaining outstanding under the above note.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE (Continued)

On December 4, 2002, the Company entered into a note payable agreement with Market LLC for the principal amount of $11,500. Principal, together with interest, which accrues at the rate of 10% per annum, are both due upon demand. As of December 31, 2002, accrued interest under this note was approximately $100.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company is authorized to issue five million shares of $.0001 par value preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Series A Preferred Stock
------------------------

On February 25, 2000, the Company entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 360,000 shares of the Company's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by a promissory note in the amount of $300,000, which have been included in the liabilities from discontinued operations at December 31, 2002 and collateralized by 30,000 shares of preferred stock with a face value of $10 per share to be issued pursuant to the stock purchase agreement.

Series B Preferred Stock
------------------------

On March 16, 2001, the Company issued 10 shares of its Series B convertible preferred stock to Market LLC in connection with the acquisition of Vidikron of America, Inc. The preferred stock was convertible into approximately 85% of the Company's outstanding common stock, on a non-diluted basis upon the effectiveness of a reverse stock split of the Company's outstanding common stock. The reverse stock split was effective June 21, 2001. The automatic conversion resulted in the Company's issuance of an aggregate of 254,911,356 shares of the Company's common stock to Market LLC on that date. As of December 31, 2002, there are no shares of Series B Preferred Stock issued and outstanding.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Series C Cumulative Convertible Preferred Stock
-----------------------------------------------

On December 9, 2002, the Company entered into an Exchange Agreement, among the Company and Market LLC and James LLC who agreed to exchange a note payable in the amount of $3,812,000 and $1,413,000, respectively ($5,225,000 in value) of convertible promissory notes, inclusive of accrued interest for 5,225 shares (8,000 authorized, $.0001 par value, $1,000 stated value) of the Company's newly issued Series C Cumulative Convertible Preferred Stock, ("Series C Preferred Stock").

The aggregate purchase price of the Preferred Stock of $5,225,000 was allocated to the Preferred Stock with a par value of $1.00 and the balance of $5,224,999 was allocated to additional paid in capital. The holders of the Series C Preferred Stock are entitled to receive dividends on each share of preferred stock, which shall accrue on a daily basis at the rate of 5% per annum on the sum of the liquidation preference plus all accumulated and unpaid dividends thereon. These dividends shall accrue whether or not they have been declared or there are legally available funds with which to pay them, and at the option of the holders are payable either in cash or in unrestricted common stock.

The Series C Preferred Stock is redeemable at any time by the Company, and cannot be converted by the holders without written permission for a period of 6 months following the issuance of the shares and then only 10% may be converted per month thereafter. The Series C Preferred Stock is convertible at the option of the holder at a conversion price ranging from 65% to 80% of the common stock's market price at the time of the conversion, subject to an adjustment pursuant to any stock split. The amount of the associated discount is dependent upon the market price at the time of the conversion.

As of the date of issuance in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company calculated that as of the date of issuance there was a beneficial conversion feature in the amount of $1,306,250. In accordance, with the EITF, the Company has recorded a deemed dividend of $48,380, in the quarter ended December 31, 2002, relating to the accretion of the beneficial conversion feature of the Preferred Stock. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders' deficit as a charge to retained earnings and a credit to additional paid-in capital. As the Series C Preferred Stock is convertible in stages over a period of 16 months, the Company will record the accrual of the deemed dividend of the beneficial conversion feature over this same period.

In addition, the Company has determined that the maximum potential exposure under the beneficial conversion feature using the assumptions that the fair market value is $.15 at the date of conversion and accordingly a conversion price at 65% of market value should be used, amounts to approximately $2,800,000.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Series C Cumulative Convertible Preferred Stock (Continued)
-----------------------------------------------

The Preferred Stock includes a liquidation preference of $1,000 per share. For the quarter ended December 31, 2002, dividends of approximately $16,000 were accrued for the Preferred Stock.

The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they can effect, other than a prohibition on any holder having a beneficial ownership of more than 9.999% of the outstanding shares of the Company's common stock.

Common Stock
------------

-  Private Placement of Common Stock
   ---------------------------------

In December 2002, the Company entered into a private equity-financing agreement with two investors in order to raise $340,000 of new capital to finance operations. In exchange for the capital, the investors received an aggregate of 6,800,000 shares of the Company's common stock.

-  Director's Compensation
   -----------------------

In December 2002, in connection with their prior services performed on behalf of the Company two of the Company's former directors were each issued 400,000 shares of its common stock, which shares will be registered with the next filed registration statement. Accordingly, the Company issued an aggregate 400,000 shares, $.0001 par value, common stock to its directors. Included in the Statement of Operations as of December 31, 2002 is a charge to compensation expense in the amount of $4,000 to record the issuance of these shares.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                                 Assumed Average Market
                                                      At December 31,             Price at December 31,
                                                           2002                       2002 ($0.012)
                                                      ---------------            ----------------------
Convertible notes payable
  (Converted at 80% of market)                          $  500,000                       52,083,000

Series C Cumulative Convertible
  5% Preferred Stock
   (Converted at 80% of market)                          5,240,989                      545,936,000
                                                        -----------                    -------------
  Total as of December 31, 2002                         $5,740,989                      598,019,000
                                                        ===========                    =============
Subsequent commitments after
  December 31, 2002 through
  February 11, 2003:

    Common shares potentially
      issuable to management,
      directors and a consultant
      pursuant to compensation
      agreements                                                                         21,705,000
                                                                                       =============

NOTE 7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, which is at one bank. At December 31, 2002, there was a concentration of credit risk in the cash accounts in the amount of $113,047.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large scale or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company is subject to all of the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which are beyond the control of the Company.

NOTE 8 - DISPOSITION OF VIDIKRON SUBSIDIARY

The following unaudited information summarizes the operating results of Vidikron included in the condensed consolidated statements of operation for the three and six months ended December 31, 2001:

                                          Three Months Ended   Six Months Ended
                                          -------------------------------------
                                                     December 31, 2001
                                          -------------------------------------

Revenues                                  $  687,671               $ 1,209,962

Cost of Sales                                490,729                   819,715
                                          -----------              ------------
Gross Profit                                 196,942                   390,247
                                          -----------              ------------
Operating Expenses:
  Selling, general and administrative        595,439                 1,094,227
  Depreciation and amortization              257,215                   515,428
                                          -----------              ------------
    Total Operating Expenses                 852,654                 1,609,655
                                          -----------              ------------
Net Loss                                  $ (655,712)              $(1,219,408)
                                          ===========              ============

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENTS

Acquisition of Ergo Systems, Inc.
---------------------------------

On January 14th, 2003, the Company completed the acquisition of Ergo Systems, Inc., a Virginia corporation ("Ergo") from Ocean Data Equipment Corporation, a Delaware corporation ("ODEC"). The Company agreed to pay ODEC $400,000 dollars in cash, payable without interest over a period of one year. The funds for this acquisition are expected to come from operating capital and future earnings. The purchase price was determined through arms-length negotiations, and was based on estimated future earnings from the contract.

Ergo's only asset is a US government General Services Administration multi-year contract to provide border security logistic support and product development services to the United States Government. Markland will continue to provide these support services to five US Border ports of entry in the states of California, Texas, Michigan and New York.

New Compensation Agreements
---------------------------

Effective January of 2003, the Company entered into four new compensation agreements with two officers and two consultants to the Company, which provide for aggregate monthly remuneration of $47,500.

In addition, these agreements provide for the issuance of 7.07% of the Company's outstanding common stock and 2.4% of the Company's outstanding common stock, of which 4.67% is scheduled to be issued by October 31, 2003, and 2.4% is issuable after the first anniversary of the compensation agreements. Based on the total common shares outstanding as of December 31, 2002, a total of approximately 21,705,000 shares of common stock are issuable under these compensation agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Cautionary Statements Regarding Forward-Looking Statements
----------------------------------------------------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB. This quarterly report on Form 10-QSB contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could,", "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that may affect our results are discussed in this section and elsewhere this Form 10-QSB.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-QSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

Plan of Operation / Business Overview
-------------------------------------

Markland has assembled a blend of innovative technology assets, which form unique products and services directed towards providing integrated solutions to the Homeland Security marketplace. The company is focused on providing certain emerging technology services to address the country's needs to protect borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for border security through the further development of our emerging technologies and the acquisition of revenue producing assets. In addition, we manage comprehensive engineering and scientific development programs designed to identify products and processes that have unique or superior characteristics for use in Homeland Security. Our portfolio of emerging technologies includes: (a) technology for the automatic detection of explosives and illicit materials, and (b) cryptographic systems for secure communications.

Due to the acquisition of Ergo during January 2003, the company has ongoing contracts in the area of border security with the INS to implement maintenance and evolutionary design enhancements to the Dedicated Commuter Lane (DCL) systems installed at San Ysidro, CA; Otay Mesa, CA; El Paso, TX; Detroit, MI; and Buffalo, NY. These systems are part of a larger U.S. Customs and INS initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow.

The DCL employs automatic vehicle identification (AVI) technology, which allows participants to pass through the border crossing more efficiently. Participants run a card through a swipe card reader, which instantaneously sends patron information, including a photograph, to the Inspector's screen for clearance. The gate rises and allows the patron through. The whole process takes about 30 seconds. The DCL software also controls a variety of security subsystems, including video surveillance, gates, and tire shredders.

The Company is presently engaged in the design of system wide enhancements including the Vehicle Stopping System (VSS). The VSS is being designed to address the increasing risks of un-authorized and illegal entry into the country. The VSS is designed to safely capture individuals who are trying to cross through border entries without authorization, "port runners". Port runners constitute a threat to border integrity and capturing them with minimal danger and threat to United States INS and Customs Border Patrol agents has become a priority. The Vehicle Stopping System is capable of stopping a vehicle attempting to gain illegal entry at speeds up to and exceeding 65 miles per hour safely; and without personal injury to occupants and United States government border personnel.

In the area of infrastructure asset protection Markland has emerging technologies in the form of acoustic remote sensing and cryptology, which are being further developed for commercial use. The company and its parent Eurotech, Ltd. are now engaged in a project with the United States Air Force via a Co-Operative Research and Development Agreement (CRADA) to utilize its proprietary Acoustic Core(TM) technology to inspect cargo. The concepts presently being designed and tested for use in the cargo area combine acoustics and gas vapor trace sensing technologies.

The Company is also involved in the design and testing of a product named APTIS(TM). The APTIS Screening Portal is designed to perform primary screening of humans for the detection of concealed weapon threats. The device incorporates multi-sensor data fusion techniques, conventional metal detection technology, and Acoustic Core based detection of non-metallic threats.

The Company's cryptology assets in the form of cryptographic algorithms and software are under development for telecommunications and commercial encryption applications. The technology has successfully demonstrated its double-cipher, keyless transmission encryption system. The Company plans to actively work on the commercialization of the cryptology assets.

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large scale or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company is subject to all of the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which are beyond the control of the Company.

Change of Control
-----------------

On or about December 9, 2002:

- Markland Technologies, Inc. (the "Company"); Eurotech Ltd., a District of Columbia corporation; ip Partners, Inc., a Rhode Island corporation, Market LLC, a Cayman Island limited liability company; James LLC, a Cayman Island limited liability company and others entered into an exchange agreement;

- Markland Technologies, Inc.; Market LLC, a Cayman Island limited liability company and James LLC, a Cayman Island limited liability company entered into a separate exchange agreement and

- the Markland Board of Directors appointed Kenneth P. Ducey, Robert Tarini and Delmar R. Kintner to serve on the board, Lawrence Shatsoff resigned as Director and President, and David E. Danovitch resigned as director of Markland. Delmar R. Kintner was appointed President of Markland and Kenneth P. Ducey, Jr. was appointed Executive Vice President and Secretary. Messrs. Shatsoff and Danovitch did not resign because of any disagreement with Markland on any matter.

On December 19, 2002:

- Markland consummated the transactions contemplated by the above referenced agreements:

- Eurotech transferred to Markland certain rights to Eurotech's Acoustic Core(TM) technology, relating to illicit materials detection, and certain cryptology technology;

- 90% of the Markland issued and outstanding common stock held by Markland LLC and James LLC, the holders of 100% of the issued and outstanding common stock of Markland, was retired;

- Markland issued 239,927,344 shares of common stock, representing approximately eighty percent (80%) of its outstanding common stock, to Eurotech, and 29,990,917 shares of common stock, representing approximately ten percent (10%) of its outstanding common stock, to ipPartners and

- Markland issued $5.25 million in stated value of a new series of preferred stock, designated Series C Cumulative Convertible Preferred Stock, to Market LLC and James LLC in exchange for $5.25 million of convertible promissory notes held by Market LLC and James LLC. The Series C preferred stock accrues dividends at the rate of 5% per year, payable in cash or common stock at the option of the holder, is redeemable at any time by the Company, and cannot be converted prior to 6 months after issuance without the Company's consent. The Series C preferred stock is convertible into common stock at the option of the holder, at a conversion price ranging from 65% to 80% of the common stock's market price at the time of conversion.

Ergo Systems Acquisition
------------------------

On January 14th, 2003, Markland completed the acquisition of Ergo Systems, Inc., a Virginia corporation from Ocean Data Equipment Corporation, a Delaware corporation, for $400,000.00, payable without interest over a period of one year. The funds for this acquisition are expected to come from operating capital and future earnings. The purchase price was determined through arms-length negotiations, and was based on Ergo's estimated future earnings. Robert Tarini, the Chairman of the Board of Directors of Markland, is also the President of Ocean Data Equipment Corporation.

Ergo's only asset is a US government General Services Administration multi-year contract to provide border security logistic support and product development services to the United States Government. Markland will continue to provide these support services to five US border ports of entry in the states of California, Texas, Michigan and New York. The contract has historically generated revenues of approximately $2 million annually and Markland anticipates that the contract will generate not less than $2 million dollars of gross revenue in 2003.

Liquidity and Capital Resources
-------------------------------

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum, calculated on the basis of a 360-day year and actual number of days elapsed. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of December 31, 2002, approximately $2,000 of interest has been accrued on this note and is included in accrued expenses on the condensed consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion.

In December of 2002 the company completed a private placement of 6,800,000 shares of the company's common stock for $.05 per share. The net proceeds of $340,000 will be used by the Company to fund its ongoing operations.

Change of Auditor
-----------------

Effective January 23, 2003, the Board of Directors of Markland dismissed Sherb & Co., LLP from serving as the Company's independent auditor for the year ending June 30, 2003.

On January 24, 2003, Marcum & Kliegman LLP ("MKLLP") was engaged as the Company's new independent auditor. During the two most recent fiscal years and the interim period preceding their engagement, the company has not consulted with MKLLP regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report or oral advice was provided to the Company by MKLLP that MKLLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

Kenneth P. Ducey, Jr., our Executive Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures within 90 days of the filing of this report. These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis. Based on his evaluation, the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information required under this item is incorporated by reference to Part 1,
Item 2. "Management's Discussion and Analysis or Plan of Operation - Change of Control," and "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

ITEM 5 OTHER EVENTS
In December 2002, in connection with their prior services performed on behalf of the Company two of the Company's former directors were each issued 10,000 shares of its common stock (computed after giving effect to the Company's proposed 1 for 20 reverse split of its common stock), which shares will be registered with the next filed registration statement. Accordingly, the Company issued an aggregate 400,000 shares, $.0001 par value, common stock to its directors. Included in the Statement of Operations as of December 31, 2002 is a charge to compensation expense in the amount of $4,000.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    --------

The following is a list of exhibits filed as part of this Form 10-QSB.

3.1 Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001, incorporated by reference to Exhibit 3.1 to Quest Net Corp.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 10, 2001.

3.2 Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001, incorporated by reference to Exhibit 3.3 to Markland Technologies, Inc.'s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 2001.

3.3 Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on June 21, 2001, incorporated by reference to Exhibit 3.4 to Markland Technologies, Inc.'s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 2001

3.4 Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on December 12, 2002, incorporated by reference to Exhibit 3.5 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

4.1*     Form of common stock certificate of the Company.

4.2 Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on December 12, 2002, incorporated by reference to Exhibit 3.5 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

10.1 Stock Purchase Agreement made as of, December 9, 2002, between Ocean Data Equipment Corporation, a Delaware Corporation; Ergo Systems, a Virginia Corporation; Markland Technologies, Inc., a Florida Corporation and Security Technology Inc., a Delaware Corporation, incorporated by reference to Exhibit 10.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 28, 2003.

10.2* Restated and Amended Convertible Revolving Credit Note Agreement, dated as of December 10, 2002, between Markland Technologies, Inc. and Market LLC.

10.3*    Textual description of Employment Agreements.

10.4 Exchange Agreement, dated as of December 9, 2002, among Markland Technologies, Inc., Market LLC and James LLC, incorporated by reference to Exhibit 10.4 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

10.5 Exchange Agreement, dated as of December 9, 2002, by and among Eurotech Ltd., Crypto.com, Inc., Markland Technologies, Inc., Security Technology, Inc., ipPartners, Inc., Markland LLC and James LLC, incorporated by reference to Exhibit 10.5 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

10.6* First Amendment to Exchange Agreement, dated as of December 9, 2002, by and among Eurotech Ltd., Crypto.com, Inc., Markland Technologies, Inc., Security Technology, Inc., ipPartners, Inc., Markland LLC and James LLC, dated as of December 19, 2002.

21*      Subsidiaries of the Company.

99.1* Certification of Kenneth P. Ducey, Director, Executive Vice President, Secretary and Chief Financial Officer

99.2* Certification of Delmar R. Kintner, Director, President and Chief Executive Officer

---------------------------------------------------------------------------

* Filed herewith.


(b) Reports on Form 8-K
     -------------------

On December 20, 2002, the Company filed a Current Report on Form 8-K to disclose the following items:

Item 1.  Changes in Control of Registrant.

Item 2.  Acquisition or Disposition of Assets.

Item 5.  Other Events.

On February 12, 2003, the Company filed a Current Report on Form 8-K/A to disclose the following items:

Item 2.  Acquisition or Disposition of Assets.

Item 4.  Changes in Registrant's Certifying Accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Markland Technologies, Inc.
                                             (Registrant)


Dated : February 14, 2003


/s/ Kenneth P. Ducey, Jr.
----------------------------------
Kenneth P. Ducey, Jr.
Director, Executive Vice President, Secretary and Chief Financial Officer


Date February 14, 2003

/s/ Delmar R. Kintner
----------------------------------
Delmar R. Kintner
Director, President and Chief Executive Officer

                             CERTIFICATIONS
                             --------------


I, Kenneth P. Ducey, Jr., certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 /s/ Kenneth P. Ducey, Jr.
------------------------
Director, Executive Vice President, Secretary
  and Chief Financial Officer

                             CERTIFICATIONS
                             --------------


I, Delmar R. Kintner, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 14, 2003



/s/ Delmar R. Kintner
-----------------------------------------------
Director, President and Chief Executive Officer

                                  EXHIBIT INDEX

3.1 Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001, incorporated by reference to Exhibit 3.1 to Quest Net Corp.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 10, 2001.

3.2 Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001, incorporated by reference to Exhibit 3.3 to Markland Technologies, Inc.'s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 2001.

3.3 Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on June 21, 2001, incorporated by reference to Exhibit 3.4 to Markland Technologies, Inc.'s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 2001

3.4 Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on December 12, 2002, incorporated by reference to Exhibit 3.5 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

4.1*     Form of common stock certificate of the Company.

4.2 Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on December 12, 2002, incorporated by reference to Exhibit 3.5 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

10.1 Stock Purchase Agreement made as of, December 9, 2002, between Ocean Data Equipment Corporation, a Delaware Corporation; Ergo Systems, a Virginia Corporation; Markland Technologies, Inc., a Florida Corporation and Security Technology Inc., a Delaware Corporation, incorporated by reference to Exhibit 10.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 28, 2003.

10.2* Restated and Amended Convertible Revolving Credit Note Agreement, dated as of December 10, 2002, between Markland Technologies, Inc. and Market LLC.

10.3*    Textual description of Employment Agreements.

10.4 Exchange Agreement, dated as of December 9, 2002, among Markland Technologies, Inc., Market LLC and James LLC, incorporated by reference to Exhibit 10.4 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

10.5 Exchange Agreement, dated as of December 9, 2002, by and among Eurotech Ltd., Crypto.com, Inc., Markland Technologies, Inc., Security Technology, Inc., ipPartners, Inc., Markland LLC and James LLC, incorporated by reference to Exhibit 10.5 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

10.6* First Amendment to Exchange Agreement, dated as of December 9, 2002, by and among Eurotech Ltd., Crypto.com, Inc., Markland Technologies, Inc., Security Technology, Inc., ipPartners, Inc., Markland LLC and James LLC, dated as of December 19, 2002.

21*      Subsidiaries of the Company.

99.1* Certification of Kenneth P. Ducey, Director, Executive Vice President, Secretary and Chief Financial Officer

99.2* Certification of Delmar R. Kintner, Director, President and Chief Executive Officer

--------------------------------------------------------------------------------


* Filed herewith