Form 10QSB
period 2003-03-31
MARKLAND TECHNOLOGIES INC
filed 2003-05-20
CIK 1102833

                                   FORM 1O-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        -------------  ----------------

         Commission file number 000-28863

                           MARKLAND TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

      FLORIDA                                                     84-1334434
(State or other jurisdiction                                   (I.R.S.Employer
of incorporation or organization)                            Identification No.)

                             #207 - 54 DANBURY ROAD
                              RIDGEFIELD, CT 06877
              (Address of principal executive offices and zip code)

                                  (203)894-9700
              (Registrant's telephone number, including area code)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At May 15, 2003, there were 320,334,405 shares of Common Stock, $0.001 par value, and 5,395 shares of Series C 5% Cumulative Preferred Stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No x

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                  MARCH 31, 2003

                                                                       Page Nos.
                                                                       -------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS                                  1
     At March 31, 2003 (Unaudited) and June 30, 2002

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) 2
     For the Nine Months Ended March 31, 2003 and 2002

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) 3
     For the Three Months Ended March 31, 2003 and 2002

   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
     DEFICIENCY (Unaudited)                                               4
      For the Nine Months Ended March 31, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)          7 - 8
     For the Nine Months Ended March 31, 2003 and 2002

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)                                                        9 - 26

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS                                                  27

   ITEM 3 - CONTROLS AND PROCEDURES                                       33

PART II - OTHER INFORMATION

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEDURES                   34

   ITEM 6 - EXHIBITS AND REPORTS ON 8-K                                   34

   SIGNATURES                                                             37

   CERTIFICATIONS                                                         38

                               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------
                                                                               At March 31,        At June 30,
                                                                                   2003               2002
                                                                               ------------        -----------
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                                         $    19,929         $     4,911
  Accounts Receivable                                                              158,287              -
  Advance on purchase of ASI                                                        15,000              -
  Prepaid expenses and other current assets                                         -                   21,750
                                                                               ------------        ------------
      TOTAL CURRENT ASSETS                                                         193,216              26,661
                                                                               ------------        ------------
OTHER ASSETS:
  Intangible assets - ERGO, net of amortization of $33,334                         366,666              -
  Technology rights (Acoustic Core)                                              1,300,000              -
                                                                               ------------        ------------
      TOTAL OTHER ASSETS                                                         1,666,666              -
                                                                               ------------        ------------
      TOTAL ASSETS                                                             $ 1,859,882         $    26,661
                                                                               ============        ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                             $   111,218         $    95,348
  Accrued expenses and other current liabilities                                   196,705              -
  Note payable - James LLC                                                           -               1,367,027
  Secured line of credit - Market LLC                                                -               4,171,437
  Liabilities from discontinued operations                                       1,298,711           1,298,713
  Obligation under Ergo purchase agreement                                         287,780               -
                                                                               ------------        ------------
      TOTAL CURRENT LIABILITIES                                                  1,894,414           6,932,525

SECURED CONVERTIBLE PROMISSORY NOTE, less debt discount
  of $94,917 at March 31, 2003                                                     405,083              -
                                                                               ------------        ------------
      TOTAL LIABILITIES                                                          2,299,497           6,932,525
                                                                               ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Series B convertible preferred stock - $.0001 par
    value; 10 authorized and -0- issued and
    outstanding at March 31, 2003 and June 30, 2002 Series C 5% cumulative          -                   -
  convertible preferred stock -
    $.0001 par value; 8,000 and -0- authorized at March 31, 2003 and June 30,
    2002, respectively; 5,395 and -0- issued and outstanding at March 31,
    2003 and June 30, 2002, respectively; liquidation
    preference of $5,395,000                                                            1               -
  Series D 5% cumulative convertible preferred stock - $.0001 par value; 16,000 and -0- authorized at March 31, 2003 and June 30, 2002, respectively;
    -0- issued and outstanding at March 31,
    2003 and June 30, 2002                                                          -                   -
  Common stock - $.0001 par value; 500,000,000
    authorized at March 31, 2003 and June 30, 2002;
    320,334,405 and 299,909,179 shares
    issued and outstanding at March 31, 2003 and
    June 30, 2002, respectively                                                     32,033              29,990
  Additional paid-in capital                                                    10,789,718              -
  Unearned compensation                                                         (2,232,301)
  Accumulated deficit                                                           (9,029,066)         (6,935,854)
                                                                               ------------        ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                               (439,615)         (6,905,864)
                                                                               ------------        ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENCY                             $ 1,859,882         $    26,661
                                                                               ============        ============

See accompanying notes to condensed consolidated financial statements.


                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                          2003               2002
                                                     --------------      --------------
REVENUES                                             $     322,451       $          --

COST OF REVENUES                                            85,798                  --
                                                     --------------      --------------
GROSS PROFIT                                               236,653                  --
                                                     --------------      --------------
OPERATING EXPENSES:
  Selling, general and administrative                      643,193                  --
  Compensatory element of stock issuances for
    selling, general and administrative fees             1,480,468                  --
  Depreciation and amortization                             33,334                  --
                                                     --------------      --------------
    TOTAL OPERATING EXPENSES                             2,156,995                  --
                                                     --------------      --------------
OPERATING LOSS FROM CONTINUING OPERATIONS               (1,920,342)                 --
                                                     --------------      --------------
OTHER EXPENSES, NET:
  Interest expense                                         198,120             402,903
  Other expense (income)                                   (25,250)           (102,765)
                                                     --------------      --------------
    TOTAL OTHER EXPENSES, NET                             (172,870)           (300,138)
                                                     --------------      --------------
LOSS FROM CONTINUING OPERATIONS                         (2,093,212)           (300,138)

LOSS FROM DISCONTINUED OPERATIONS                               --          (1,916,365)
                                                     --------------      --------------
    NET LOSS                                            (2,093,212)         (2,216,503)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS                  320,882                  --

PREFERRED STOCK DIVIDEND                                    81,007                  --
                                                     --------------      --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $  (2,495,101)      $  (2,216,503)
                                                     ==============      ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:

   Loss from continuing operations                   $       (0.01)      $       (0.00)
   Loss from discontinued operations                            --               (0.01)
                                                     --------------      --------------
     Net loss applicable to common stockholders      $       (0.01)      $       (0.01)
                                                     ==============      ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                          302,641,622         299,909,713
                                                     ==============      ==============

See accompanying notes to condensed consolidated financial statements.


                 MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                          2003                 2002
                                                      --------------      --------------
REVENUES                                              $     322,451       $          --

COST OF REVENUES                                             85,798                  --
                                                      --------------      --------------
GROSS PROFIT                                                236,653                  --
                                                      --------------      --------------
OPERATING EXPENSES:
  Selling, general and administrative                       475,641                  --
  Compensatory element of stock issuances for
    selling, general and administrative fees              1,476,468                  --
  Depreciation and amortization                              33,334                  --
                                                      --------------      --------------
    TOTAL OPERATING EXPENSES                              1,985,443                  --
                                                      --------------      --------------
OPERATING LOSS FROM CONTINUING OPERATIONS                (1,748,790)                 --
                                                      --------------      --------------
OTHER EXPENSES, NET:
  Interest expense                                           28,334             107,470
  Other expense (income)                                        403            (100,356)
                                                      --------------      --------------
    TOTAL OTHER EXPENSES, NET                               (28,737)             (7,114)
                                                      --------------      --------------
LOSS FROM CONTINUING OPERATIONS                          (1,777,527)             (7,114)

LOSS FROM DISCONTINUED OPERATIONS                                --            (698,797)
                                                      --------------      --------------
    NET LOSS                                             (1,777,527)           (705,911)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS                   272,502                  --

PREFERRED STOCK DIVIDEND                                     65,018                  --
                                                      --------------      --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $  (2,115,047)      $    (705,911)
                                                      ==============      ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:

   Loss from continuing operations                    $       (0.01)      $       (0.00)
   Loss from discontinued operations                             --               (0.00)
                                                      --------------      --------------
      Net loss applicable to common stockholders      $       (0.01)      $       (0.00)
                                                      ==============      ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                           308,106,511         299,909,713
                                                      ==============      ==============

See accompanying notes to condensed consolidated financial statements.

                               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                 FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                                                                      Series C Convertible
                                                   Common Stock                          Preferred Stock
                                           --------------------------------      -------------------------------
                                              Shares             Amount             Shares            Amount
                                           -------------      -------------      -------------     -------------
Balance - June 30, 2002                     299,909,179       $     29,990                 --      $         --

Stock cancelled in connection with
  December 9, 2002 exchange agreement      (269,918,261)           (26,992)                --                --
Stock issued in connection with
  December 9, 2002 exchange agreement       269,918,261             26,992                 --                --
Conversion of promissory notes and
  interest into Series C Convertible
  Preferred stock                                    --                 --              5,225                 1
Stock issued for directors'
  compensation                                  400,000                 40                 --                --
Stock issued in connection with
  private placement                           6,800,000                680                 --                --
Value assigned to beneficial
  conversion feature of convertible
  debt                                               --                 --                 --                --
Preferred stock dividend                             --                 --                 --                --
Preferred stock dividend - beneficial
  conversion feature                                 --                 --                 --                --
Value allocated to Preferred stock -
  beneficial conversion feature
  dividend                                           --                 --                 --                --
Stock issued in connection with
  consulting agreement                           80,000                  8                 --                --
Stock issued in connection with
  consulting agreements                       7,951,706                795                 --                --
Stock issued in connection with
  employment agreements                       5,193,520                520                 --                --
Sale of 170 shares of Series C
  Convertible Preferred Stock                        --                 --                170                --
Net loss                                             --                 --                 --                --
                                           -------------      -------------      -------------     -------------
Balance - March 31, 2003                    320,334,405       $     32,033              5,395      $          1
                                           =============      =============      =============     =============

See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED MARCH 31, 2003

                                                               Additional
                                            Unearned             Paid-in
                                           Compensation          Capital
                                           -------------      -------------

Balance - June 30, 2002                    $         --       $         --

Stock cancelled in connection with
  December 9, 2002 exchange agreement                --             26,992
Stock issued in connection with
  December 9, 2002 exchange agreement                --          1,273,008
Conversion of promissory notes and
  interest into Series C Convertible
  Preferred stock                                    --          5,224,999
Stock issued for directors'
  compensation                                       --              3,960
Stock issued in connection with
  private placement                                  --            339,320
Value assigned to beneficial
  conversion feature of convertible
  debt                                               --            125,000
Preferred stock dividend                             --            (81,007)
Preferred stock dividend - beneficial
  conversion feature                                 --           (320,882)
Value allocated to Preferred stock -
  beneficial conversion feature
  dividend                                           --            320,882
Stock issued in connection with
  consulting agreement                           (7,600)            15,192
Stock issued in connection with
  consulting agreements                      (1,445,673)         2,290,937
Stock issued in connection with
  employment agreements                        (779,028)         1,401,317
Sale of 170 shares of Series C
  Convertible Preferred Stock                        --            170,000
Net loss                                             --                 --
                                           -------------      -------------
Balance - March 31, 2003                   $ (2,232,301)      $ 10,789,718
                                           =============      =============

See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED MARCH 31, 2003

                                                                      Total
                                                   Accumulated     Stockholders'
                                                     Deficit        Deficiency
                                                   ------------     ------------

Balance - June 30, 2002                            $(6,935,854)     $(6,905,864)

Stock cancelled in connection with
  December 9, 2002 exchange agreement                       --               --
Stock issued in connection with
  December 9, 2002 exchange agreement                       --        1,300,000
Conversion of promissory notes and interest
  into Series C Convertible Preferred stock                 --        5,225,000
Stock issued for director's compensation                    --            4,000
Stock issued in connection with private
  placement                                                 --          340,000
Value assigned to beneficial conversion
  feature of convertible debt                               --          125,000
Preferred stock dividend                                    --          (81,007)
Preferred stock dividend - beneficial
  conversion feature                                        --         (320,882)
Value allocated to Preferred stock - beneficial
  conversion feature dividend                               --          320,882
Stock issued in connection with
  consulting agreement                                      --            7,600
Stock issued in connection with
  consulting agreements                                     --          846,059
Stock issued in connection with
  employment agreements                                     --          622,809
Sale of 170 shares of Series C
  convertible preferred stock                               --          170,000
Net loss                                            (2,093,212)      (2,093,212)
                                                   ------------     ------------
Balance - March 31, 2003                           $(9,029,066)     $  (439,615)
                                                   ============     ============

See accompanying notes to condensed consolidated financial statements.


                          MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                           (UNAUDITED)

                                                             2003                  2002
                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(2,093,212)          $(2,216,503)
  Loss from discontinued operations                           -                  1,916,365
                                                         ------------          ------------
  Loss from continuing operations                         (2,093,212)             (300,138)

  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Amortization                                            33,334                -
      Compensatory element of stock issuances              1,480,468                -
Changes in operating assets and liabilities:
      Accounts receivable                                   (158,287)               -
      Prepaid expenses and other current assets               21,750                -
      Advances on purchase of ASI                            (15,000)               -
      Accounts payable                                       (49,143)               -
      Accrued expenses and other current
        liabilities                                          408,828               300,138
                                                         ------------          ------------
  NET CASH USED BY CONTINUING OPERATIONS                    (371,262)               -

  NET CASH USED BY DISCONTINUED OPERATIONS                    -                 (1,731,091)
                                                         ------------          ------------
        NET CASH USED IN OPERATING
          ACTIVITIES                                        (371,262)               -
                                                         ------------          ------------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                         -                     (4,387)
  Payments on acquisition of intangible assets
       -  Ergo                                              (112,220)               -
                                                         ------------          ------------
         NET CASH USED IN INVESTING ACTIVITIES              (112,220)               (4,387)
                                                         ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Secured line of credit                                      -                    747,625
  Repayment of note payable - James LLC                      (11,500)               -
  Proceeds from sale of common stock in
    private placement                                        340,000                -
  Proceeds from sale of Series C 5%
    Convertible Preferred Stock                              170,000                -
                                                         ------------          ------------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                           498,500               747,625
                                                         ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 15,018              (987,853)

CASH AND CASH EQUIVALENTS - BEGINNING                          4,911               173,567
                                                         ------------          ------------
CASH AND CASH EQUIVALENTS - ENDING                       $    19,929           $  (814,286)
                                                         ============          ============

See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                  2003                   2002
                                               ------------         ------------
Cash paid during the periods for:
  Interest                                     $    -               $    -
                                               ============         ============
  Taxes                                        $    -               $    -
                                               ============         ============
Non-cash investing and financing activities:
    Conversion of notes payable and
      accrued interest into preferred
      stock                                    $ 5,225,000          $    -
                                               ============         ============
    Acquisition of technology rights by
      issuance of common stock                 $ 1,300,000          $    -
                                               ============         ============
    Deemed dividend preferred stock -
      beneficial conversion feature            $   320,882          $    -
                                               ============         ============
    Dividends on preferred stock               $    81,007          $    -
                                               ============         ============
    Payable on purchase of Ergo                $   287,780          $    -
                                               ============         ============

See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  DESCRIPTION OF COMPANY,BASIS OF PRESENTATION AND GOING CONCERN

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

On March 15, 2001, the Company acquired all of the outstanding capital stock of Vidikron of America, Inc. ("Vidikron"). As a result of this acquisition, the sole stockholder of Vidikron, Market LLC, controlled a majority of the common stock of the Company and, accordingly, the transaction was accounted for as a reverse acquisition as a recapitalization of Vidikron, pursuant to which Vidikron was treated as the continuing entity. Vidikron became a wholly-owned subsidiary of the Company. Subsequently, Quest Net changed its name to Markland Technologies, Inc. and Vidikron adopted the year-end of Quest Net.

On May 28, 2002, the Company received a notice of default from Market LLC relating to a loan and security agreement and a related secured convertible revolving credit note due to the Company's failure to make payments of principal and interest due under the note. In addition, as a result of the defaults under the note, Market LLC declared all outstanding principal and interest under the note, totaling $4,213,300, to be immediately due and payable. In June of 2002, all of the shares of the Vidikron subsidiary, including all of its operating assets and liabilities, were transferred to Market LLC in partial satisfaction of the indebtedness due Market LLC of $50,000. As a result, the Company had no active business following such event. The assets and liabilities and operating results of Vidikron have been treated as a discontinued operation in the accompanying consolidated financial statements. The consolidated financial statements for the period ended March 31, 2002 have been restated, where applicable, to reflect Vidikron as a discontinued operation.

On November 21, 2002, Secured Technology, Inc. ("STI") was incorporated as a Delaware C corporation and is a wholly-owned subsidiary of Markland Technologies, Inc.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  DESCRIPTION OF COMPANY,BASIS OF PRESENTATION AND GOING CONCERN
             (continued)

On December 9, 2002, the Company, Eurotech Ltd. ("Eurotech"), ipPartners, Inc. ("ipPartners"), Market LLC and James LLC, entered into an exchange agreement. On December 19, 2002, the transactions contemplated by the exchange agreement were consummated. Pursuant to the agreement, Eurotech transferred to the Company certain rights to Eurotech's Acoustic Core technology, relating to illicit materials detection, and certain cryptology technology. 90% of the Company's issued and outstanding common stock held by Market LLC and James LLC, the holders of 100% of the issued and outstanding common stock of the Company, was retired. The Company issued 239,927,344 shares of common stock, representing approximately eighty percent (80%) of its outstanding common stock, to Eurotech, and 29,990,917 shares of common stock, representing approximately ten percent (10%) of its outstanding common stock, to ipPartners. As a result of this transaction, a change of control occurred and the Company became an 80%-owned subsidiary of Eurotech (see Note 3).

In January of 2003, the Company acquired all of the common stock of Ergo Systems, Inc. ("Ergo"), a provider of security logistic support and related product development services (see Note 3).

As a result of the technology acquired from Eurotech in December of 2002, and the acquisition of Ergo in January of 2003, Markland Technologies, Inc. plans to build a comprehensive offering of integrated security technologies and services to provide tools necessary to protect personnel, data and infrastructure assets as part of Homeland Security.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended March 31, 2003, the Company incurred a net loss of $2,093,212 and had a working capital deficiency of $1,701,200. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

In December of 2002, the Company received proceeds of $340,000 from a private equity financing of 6,800,000 shares of the Company's common stock.

During February 2003, the Company sold an additional 170 shares of Series C Preferred Stock to James LLC for $170,000.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  DESCRIPTION OF COMPANY,BASIS OF PRESENTATION AND GOING CONCERN
             (continued)

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

Consolidation Policy
--------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Secured Technology, Inc. ("STI") and its wholly-owned subsidiary Ergo Systems, Inc. All significant inter-company balances and transactions have been eliminated.

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

Common stock equivalents, consisting of convertible notes and Series C 5% Cumulative Convertible Preferred Stock, discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

At March 31, 2003, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." No stock-based employee compensation cost is reflected in operations, as there are no options outstanding.

During the nine months ended March 31, 2003 and 2002, there were no proforma stock-based employee compensation adjustments to be deducted or added back to net loss as reported. Accordingly, the net loss per share as reported has not been adjusted.

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

Capitalized Software Development Costs (Continued)
--------------------------------------

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

Revenue Recognition
-------------------
The Company recognizes revenues at the time services are performed related to border security logistic support.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the standard did not have a material impact on the financial position or results of operations.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The Company adopted FIN 45 as of December 31, 2002 and during the quarter ended March 31, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

NOTE  3 - TECHNOLOGY ACQUISITION AND CHANGE IN CONTROL

On December 9, 2002, in connection with the Exchange Agreement dated as of December 9, 2002, by and among Eurotech, the Company, Crypto.com, Inc., ("Crypto" - a wholly-owned subsidiary of Eurotech), STI, ipPartners, Market LLC and James LLC (the "Exchange"), Eurotech and Crypto agreed to license and transfer certain intellectual property to a newly-formed subsidiary of the Company, STI, in exchange for 239,927,344 shares of the Company's newly issued common stock (the "Exchange Shares"). The Exchange Shares constitute 80% of the Company's outstanding common stock making the Company a majority-owned subsidiary of Eurotech. In addition, as part of the agreement, ipPartners was issued 29,990,917 shares of common stock in exchange for their forgiveness and discharge of certain obligations owed to ipPartners with respect to the property transferred to STI. Eurotech is a development-stage, Washington, D.C.-based, technology company, whose common stock is registered under the Exchange Act. Prior to the Exchange, Market LLC and James LLC controlled the Company.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  3 - TECHNOLOGY ACQUISITION AND CHANGE IN CONTROL (Continued)

In connection with the Exchange, on December 9, 2002, the Company, Market LLC and James LLC agreed to a recapitalization of the Company, whereby $5,225,000 in stated value of new series of preferred stock, designated Series C Cumulative Convertible Preferred Stock (the "Series C Preferred"), as issued by the Company, in exchange for $5,225,000 of convertible promissory notes, inclusive of accrued interest, as well as, for the agreement by James LLC and Market LLC to collectively surrender 269,918,261 shares of the Company's common stock prior to the consummation of the above Exchange agreement between the Company and Eurotech, among others.

The rights licensed from Eurotech in the Exchange consist of certain proprietary technology known as Acoustic Core used to detect illicit substances, and certain cryptology technology held by Eurotech's subsidiary, Crypto. Since Eurotech owned 80% of the common stock of the Company, the technology acquired from Eurotech was recorded by the Company at Eurotech's carrying value of $1,300,000.The Company will begin to amortize this asset when it is placed into service.

Acquisition of Ergo Systems, Inc.
---------------------------------

On January 14th, 2003, the Company completed the acquisition of Ergo, a Virginia corporation from Ocean Data Equipment Corporation, a Delaware corporation ("ODEC"). The Company agreed to pay ODEC $400,000 dollars in cash, payable without interest over a period of one year. This purchase price was later modified to require $50,000 due at closing, $150,000 due upon the completion of Phase I research efforts as they relate to the advancement of Acoustic Core technology in the inspection of cargo containers (of which $62,000 has been advanced to ODEC as of March 31, 2003), $100,000 due upon completion on Phase 2 research efforts as they relate to cargo inspection, and a final payment of $100,000 due upon completion of Phase 3 research efforts as they relate to cargo inspection.

The funds for this acquisition are expected to come from operating capital and future earnings. The purchase price was determined through arms-length negotiations, and was based on estimated future earnings from the contract.

Ergo's assets consist of a US Government General Services Administration contract to provide border security logistic support and product development services to the United States Government and related unpatented technology. The Company will continue to provide these support services to five US Border ports of entry in the states of California, Texas, Michigan and New York. The government contract is renewable annually, unless cancelled by either party.

The purchase price of $400,000 was allocated entirely to this contract. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14, 2003. Amortization expense related to the contract for the period ended March 31, 2003 was $33,334. No proforma financials have been included as separate financial information for this business are not available at this time.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  3 - TECHNOLOGY ACQUISITION AND CHANGE IN CONTROL (Continued)

Agreement to Acquire ASI Technology Corporation Assets
------------------------------------------------------

On March 19, 2003, the Company and ASI Technology Corporation, a Nevada corporation, ("ASI") entered into a Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The closing of the transaction will occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (June 17, 2003). Under an interim arrangement, the Company will receive revenues from these contracts billed for periods after April 1, 2003 and will be obligated for all related costs. Markland has agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support.

In consideration, the Company agreed to pay ASI $1,150,000 dollars. $150,000 in cash, $10,000 of which was paid on execution of the Agreement and $10,000 of which is payable every thirty days following the date of execution of the Agreement until the closing, at which time the remaining balance is due and payable. In addition to the cash payment, the Company is required to issue to ASI, on closing, $1,000,000 worth of the Company's common stock at the then current market price. In the event that the Company fails to register such stock on behalf of ASI or if a registration statement for the shares is delayed, the Company will have to issue an additional $150,000 of stock to ASI.

In connection with the Agreement, ASI and the Company entered into a registration rights agreement entitling ASI to include its shares of the Company's common stock in future registration statements filed by the Company under the Securities Act of 1933 in connection with public offerings of the Company's common stock.

Also in connection with the Agreement, ASI and the Company entered into a sublicense agreement pursuant to which ASI has sublicensed to the Company the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology.

The closing of the sale of the plasma antenna technology is subject to a number of conditions and the Agreement may be terminated prior to closing under certain circumstances.

As of March 31, 2003, the Company has paid an advance of $15,000 with respect to above purchase agreement.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - SECURED LINE OF CREDIT

On May 28, 2002, the Company received a notice of default from its secured lender, Market LLC, relating to a loan and security agreement and a related secured convertible revolving credit note due to the Company's failure to make payments of principal and interest due under the note (See Note 3). As settlement for this default, on June 4, 2002, the Company entered into a Debt Restructuring Agreement, whereby the Company agreed to transfer legal title to the Vidikron shares to the lender in partial satisfaction of the indebtedness in the amount of $50,000.

In addition, on June 4, 2002, the Company entered into an Amended Secured Convertible Revolving Credit Note Agreement, whereby the Company could borrow up to $4,500,000. Interest under this agreement accrued at the annual interest rate of 6% per annum. The maturity date of this amended note was December 31, 2002 and was secured by various liens on the Company's assets. The balance outstanding at the date of this agreement was $4,163,300.

On December 9, 2002, as part of the Company's recapitalization, in accordance with the Exchange Agreement entered between the Company and Market LLC , $3,812,000 representing principal and accrued interest under this line of credit was converted into 3,812 shares of the Company's newly issued Series C Cumulative Convertible Preferred Stock (see Note 6).

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of March 31, 2003, approximately $9,250 of interest has been accrued on this note and is included in accrued expenses on the condensed consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 is being amortized as interest expense over the period ending June 30, 2004. Amortization of this debt discount for the period ended March 31, 2003 was $30,083.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - SECURED LINE OF CREDIT (Continued)

New Equity Line
---------------

On March 27, 2003, Markland entered into a Private Equity Credit Agreement with Market LLC. Markland agreed to issue and sell to Market LLC up to $10,000,000 worth of its common stock over the next three years. Prior to any sales, the Company is required to file a registration statement with the Securities and Exchange Commission, relating to the shares to be issued, and to have such registration statement declared effective.

After the registration statement is declared effective, Markland will be able to put shares to Market LLC according to the terms outlined in the agreement. The minimum put amount is $1,000,000 over the life of the agreement and $25,000 per put. Failure to satisfy the minimum put requirement over the life of the Private Equity Credit Agreement will result in a charge to Markland.

Shares will be issued to Market LLC, in connection with each put, at 92% of the average of the closing bid prices for the lowest (3) three (not necessarily consecutive) trading days during the (10) trading day period immediately following the put date. Under certain conditions, the Company will be required to issue additional shares and/or accrue financial penalties.

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

On December 4, 2002, the Company entered into a note payable agreement with Market LLC for the principal amount of $11,500. Principal, together with interest, which accrues at the rate of 10% per annum, were both due upon demand. This note was paid-off in full on March 6, 2003.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6 - STOCKHOLDERS' DEFICIENCY

Preferred Stock
---------------

The Company is authorized to issue five million shares of $.0001 par value preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Series A Preferred Stock
------------------------

On February 25, 2000, the Company entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 360,000 shares of the Company's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by a promissory note in the amount of $300,000, which have been included in the liabilities from discontinued operations at March 31, 2003 and collateralized by 30,000 shares of preferred stock with a face value of $10 per share to be issued pursuant to the stock purchase agreement.

Series B Preferred Stock
------------------------

On March 16, 2001, the Company issued 10 shares of its Series B convertible preferred stock to Market LLC in connection with the acquisition of Vidikron. The preferred stock was convertible into approximately 85% of the Company's outstanding common stock, on a non-diluted basis upon the effectiveness of a reverse stock split of the Company's outstanding common stock. The reverse stock split was effective June 21, 2001. The automatic conversion resulted in the Company's issuance of an aggregate of 254,911,356 shares of the Company's common stock to Market LLC on that date. As of March 31, 2003, there are no shares of Series B Preferred Stock issued and outstanding.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6 - STOCKHOLDERS' DEFICIENCY (Continued)

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

The aggregate purchase price of the Series C Preferred Stock of $5,225,000 was allocated to the Series C Preferred Stock with a par value of $1.00 and the balance of $5,224,999 was allocated to additional paid in capital. The holders of the Series C Preferred Stock are entitled to receive dividends on each share of preferred stock, which shall accrue on a daily basis at the rate of 5% per annum on the sum of the liquidation preference plus all accumulated and unpaid dividends thereon. These dividends shall accrue whether or not they have been declared or there are legally available funds with which to pay them, and at the option of the holders are payable either in cash or in unrestricted common stock.

During February 2003, the Company sold an additional 170 shares of Series C Preferred Stock to James LLC for $170,000.

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

As of the date of issuance in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company calculated that as of the date of issuance there was a beneficial conversion feature in the amount of $1,367,821. In accordance, with the EITF, the Company has recorded deemed dividends of $320,882, for the nine months ended March 31, 2003, relating to the accretion of these beneficial conversion features on the Series C Preferred Stock. The deemed dividends increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and are included in stockholders' deficiency as a charge to accumulated deficit and a credit to additional paid-in capital. As the Series C Preferred Stock is convertible in stages over a period of 16 months, the Company will record the accrual of the deemed dividend of the beneficial conversion feature over this same period.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6 - STOCKHOLDERS' DEFICIENCY (Continued)

Series C Cumulative Convertible Preferred Stock (Continued)
-----------------------------------------------

In addition, the Company has determined that the maximum potential exposure under the beneficial conversion feature using the assumptions that the fair market value is $.15 at the date of conversion and accordingly a conversion price at 65% of market value should be used, amounts to approximately $2,800,000.

The Preferred Stock includes a liquidation preference of $1,000 per share. For the nine months ended March 31, 2003, dividends of $81,007 were accrued for the Series C Preferred Stock.

The holders are not subject to any limitations on the number of conversions of Series C Preferred Stock or subsequent sales of the corresponding common stock that they can effect, other than a prohibition on any holder having a beneficial ownership of more than 9.999% of the outstanding shares of the Company's common stock.

Series D Convertible Preferred Stock
------------------------------------

On March 27, 2003, the Company entered into an agreement with Eurotech, its majority stockholder, to exchange 100 million shares of the Company's common stock held by Eurotech for shares of Series D Convertible Preferred Stock of Markland having a liquidation value of $16 million. The transaction has not closed and is expected to close during the quarter ending June 30, 2003.

The Preferred Stock is convertible into shares of the Company's common stock at a variable percentage of the then current market price, subject to certain adjustments. If the market price of Markland common stock is less than or equal to $0.05, it is convertible at 80% of the market price. If the market price is greater than $0.05, but less than or equal to $0.10, at 75% of the market value. If the market price is greater than $0.10, but less than or equal to $0.15, at 70% of the market price. And if the market price is greater than $0.15, at 65% of the market price.

Markland can redeem the Series D Preferred according to the following schedule. During the first 180 days after the closing it can be redeemed at 120% of the stated value and accrued dividends. From 181 days until 270 days it can be redeemed for 125% of the stated value and dividends. From 271 days and ending 360 days after the closing it can be redeemed for 135% of the stated value and dividends.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6 - STOCKHOLDERS' DEFICIENCY (Continued)

Common Stock
------------

-  Private Placement of Common Stock
   ---------------------------------

In December 2002, the Company entered into a private equity-financing agreement with two investors in order to raise $340,000 of new capital to finance operations. In exchange for the capital, the investors received an aggregate of 6,800,000 shares of the Company's common stock.

-  Directors' Compensation
   -----------------------

In December 2002, in connection with their prior services performed on behalf of the Company, two of the Company's former directors were issued an aggregate of 400,000 shares of its common stock, which shares are to be included in the next filed registration statement. Included in the Statement of Operations for the nine months ended March 31, 2003 is a charge to compensation expense in the amount of $4,000 to record the issuance of these shares.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6 - STOCKHOLDERS' DEFICIENCY (Continued)

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                                                                 Assumed Average
                                                                  Market Price
                                                    At March 31,   at March 31,
                                                       2003        2003 ($.30)
                                                   -----------     -----------
Convertible notes payable
  (Converted at 80% of market)                     $  500,000        2,083,000

Series C Cumulative Convertible
  5% Preferred Stock (Converted
  at 80% of market)                                 5,476,007       22,817,000
                                                   -----------      -----------
  Total as of March 31, 2003                       $5,976,007       24,900,000
                                                   ===========      ===========
Subsequent commitments after
  March 31, 2003:

    Common shares potentially
      issuable to management,
      directors and a consultant
      pursuant to compensation
      agreements                                                    16 million
                                                                    ===========
NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Compensation Agreements
---------------------------

Effective January of 2003, the Company entered into four one-year compensation agreements with two officers and two consultants to the Company, which provide for aggregate monthly remuneration of $47,500.

In addition, these agreements provide for the issuance of 6.01% of the Company's outstanding common stock in three installments, 50% of the shares were issued on or about March 21, 2003, 25% of the shares on or about July 1, 2003 and 25% of the shares on or about October 1, 2003. If necessary, an additional issuance will occur on December 31, 2003, so that the total amount of shares issued up to December 31, 2003 will equal 6.01% of the outstanding common stock as of December 31, 2003. Based on 310 million common shares outstanding, a total of approximately 19,000,000 shares of common stock would be issuable under these compensation agreements, of which 9,345,226 were issued during the quarter ended March 31, 2003. The amount charged to operations related to these agreements for the three months ended March 31, 2003 was $1,401,785.

During the months of February and March 2003, the Company entered into four new one-year consulting agreements, which provide for aggregate monthly remuneration of $3,000. In connection with those agreements, the Company issued 3,800,000 shares of restricted common stock. The shares were valued at $890,000 of which $67,083 was charged to operations as of March 31, 2003.

During December 2002 and amended on January 18, 2003, the Company entered into a consulting agreement for six months with an option to renew for an additional six months for services relating to corporate communications. The agreement provides for monthly fees of $7,000, plus expenses, and 20,000 shares of the Company's common stock.

               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  8 - DISCONTINUED OPERATIONS

The Company has treated the disposition of CWTel in March 2002 and Vidikron in May 2002 as discontinued operations. The following unaudited information summarizes the operating results and liabilities of the discontinued operations included in the condensed consolidated financial statements:

                                          Three Months Ended   Nine Months Ended
                                          --------------------------------------
                                                      March 31, 2002
                                          --------------------------------------

Revenues                                        $   496,235       $ 1,706,197

Cost of Sales                                       452,072         1,271,787
                                                -----------       -----------
Gross Profit                                         44,163           434,410
                                                -----------       -----------
Operating Expenses:
  Selling, general and administrative               485,271         1,577,658
  Depreciation and amortization                     257,689           773,117
                                                -----------       -----------
    Total Operating Expenses                        742,960         2,350,775
                                                -----------       -----------
Loss from Discontinued Operations               $  (698,797)      $(1,916,365)
                                                ===========       ===========

                                            At March 31, 2003  At June 30, 2002
                                               -----------       -----------

Assets from discontinued operations            $        --       $        --
                                               ===========       ===========
Liabilities from discontinued
  Operations  (a)                              $ 1,298,713       $ 1,298,713
                                               ===========       ===========

(a) Substantially represents liabilities of CWTel. The Company is currently determining which of the liabilities were discharged in the CWTel bankruptcy.

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

Business Overview
-----------------

Markland has assembled a blend of innovative technology assets, which form unique products and services directed towards providing integrated solutions to the Homeland Security marketplace. The company is focused on providing certain emerging technology services to address the country's needs to protect borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for border and cargo security through the further development of our emerging technologies and the acquisition of revenue producing assets. In addition, we manage comprehensive engineering and scientific development programs designed to identify products and processes that have unique or superior characteristics for use in Homeland Security. Our portfolio of emerging technologies includes: (a) technology for the automatic detection of explosives and illicit materials, and (b) cryptographic systems for secure communications.

Border Maintenance

Due to the acquisition of Ergo during January 2003, Markland has ongoing contracts in the area of border security with the INS to implement maintenance and evolutionary design enhancements to the Dedicated Commuter Lane (DCL) systems installed at San Ysidro, CA; Otay Mesa, CA; El Paso, TX; Detroit, MI; and Buffalo, NY. These systems are part of a larger U.S. Customs and INS initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow.

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

Force Protection

Markland is presently engaged in the design of system wide enhancements including the Vehicle Stopping System (VSS). The VSS is being installed and tested to address the increasing risks of un-authorized and illegal entry into the country. The VSS is designed to safely capture individuals who are trying to cross through border entries without authorization, "port runners". Port runners constitute a threat to border integrity and capturing them with minimal danger and threat to United States INS and Customs Border Patrol agents has become a priority. The Vehicle Stopping System is capable of stopping a vehicle attempting to gain illegal entry at speeds up to and exceeding 65 miles per hour safely; and without personal injury to occupants and United States government border personnel.

Acousticore

Markland and its parent Eurotech, Ltd. are now engaged in a project with the United States Air Force via a Co-Operative Research and Development Agreement (CRADA) to utilize its proprietary Acoustic Core(TM) technology to inspect cargo. The concepts presently being designed and tested for use in the cargo area combine acoustics and gas vapor trace sensing technologies.

Markland is also involved in the design and testing of a product named APTIS(TM). The APTIS Screening Portal is designed to perform primary screening of humans for the detection of concealed weapon threats. The device incorporates multi-sensor data fusion techniques, conventional metal detection technology, and Acoustic Core based detection of non-metallic threats.

Gas Plasma Technology

Markland has also agreed to acquire gas plasma technology assets from ASI Technology Inc. and a license for plasma sterilization and decontamination. The assets include three ongoing government contracts and five issued patents with demonstrated applications in the fields of Ballistic Missile Defense and Phased Array Radar.

The patented technology is based on atmospheric pressure plasmas or room temperature plasmas known as cold plasmas. Cold plasma can destroy deadly microbes lodged on the skin, weapons, medical instruments or clothing. Research has evidenced that plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents such as anthrax.

In addition, Markland is currently under contract work to determine the potential of Plasma Antennas to revolutionize present day radar antenna. The design further provides the opportunity to construct an antenna that can be compact and dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. Plasma antenna technology will enable antennas to be designed that are efficient, low in weight and smaller in size than traditional solid wire antennas. The plasma antenna's advantages over conventional metal elements are most obvious in military applications where stealth and electronic warfare are primary concerns. Other important military factors are weight, size and the ability to reconfigure.

Plasma antenna technology has commercial applications in telemetry, broad-band communications, ground penetrating radar, navigation, weather radar, wind shear detection and collision avoidance, high-speed data (for example Internet) communication spread spectrum communication, and cellular radiation protection.

Illicit Vapor Detection

Markland has signed a marketing agreement with Osprey Data System for the exclusive right to sell their illicit material detection system to specific clients. Markland believes this technology can be helpful in reducing the threat posed by the millions of cargo containers imported onto our shores yearly.

Cryptology

The Company's cryptology assets in the form of cryptographic algorithms and software are under development for telecommunications and commercial encryption applications. The technology has successfully demonstrated its double-cipher, keyless transmission encryption system. The Company plans to actively work on the commercialization of the cryptology assets.

Potential Technology Purchases
------------------------------

Markland is pursuing the purchase of revenue producing assets as part of its growth strategy to provide comprehensive solutions to the Department of Homeland Security. Markland has signed a non-binding letter of intent with BioDentity, a leader in the biometrics industry for their facial recognition system.

Markland is currently in discussion to acquire a company that manufactures and sells a device for harmful vapor detection.

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

Markland Technologies, Inc.; Market LLC, a Cayman Island limited liability company and James LLC, a Cayman Island limited liability company entered into a separate exchange agreement and the Markland Board of Directors appointed Kenneth P. Ducey, Robert Tarini and Delmar R. Kintner to serve on the board, Lawrence Shatsoff resigned as Director and President, and David E. Danovitch resigned as director of Markland. Delmar R. Kintner was appointed President of Markland and Kenneth P. Ducey, Jr. was appointed Executive Vice President and Secretary. Messrs. Shatsoff and Danovitch did not resign because of any disagreement with Markland on any matter.

On December 19, 2002:

Markland consummated the transactions contemplated by the above referenced agreements:

Eurotech transferred to Markland certain rights to Eurotech's Acoustic Core(TM) technology, relating to illicit materials detection, and certain cryptology technology;

90% of the Markland issued and outstanding common stock held by Markland LLC and James LLC, the holders of 100% of the issued and outstanding common stock of Markland, was retired;

Markland issued 239,927,344 shares of common stock, representing approximately eighty percent (80%) of its outstanding common stock, to Eurotech, and 29,990,917 shares of common stock, representing approximately ten percent (10%) of its outstanding common stock, to ipPartners and Markland issued $5.25 million in stated value of a new series of preferred stock, designated Series C Cumulative Convertible Preferred Stock, to Market LLC and James LLC in exchange for $5.25 million of convertible promissory notes held by Market LLC and James

LLC. The Series C preferred stock accrues dividends at the rate of 5% per year, payable in cash or common stock at the option of the holder, is redeemable at any time by the Company, and cannot be converted prior to 6 months after issuance without the Company's consent. The Series C preferred stock is convertible into common stock at the option of the holder, at a conversion price ranging from 65% to 80% of the common stock's market price at the time of conversion.

On March 27, 2003, the Company entered into an agreement with Eurotech, Ltd., its majority shareholder, to exchange 100 million shares of the Company's common stock for shares of Series D Convertible Preferred Stock of Markland having a liquidation value of $16 million. This agreement has not yet closed.

The preferred stock is convertible into shares of the Company's common stock at a variable percentage of the then current market price, subject to certain adjustments. If the market price of Markland common stock is less than or equal to $0.05, it is convertible at 80% of the market price. If the market price is greater than $0.05, but less than or equal to $0.10, at 75% of the market value. If the market price is greater than $0.10, but less than or equal to $0.15, at 70% of the market price. And if the market price is greater than $0.15, at 65% of the market price.

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

ASI Acquisition
---------------

On March 19, 2003, Markland entered into a Technology Purchase Agreement (the "Agreement") with ASI corporation. Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The closing of the transaction will occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (June 17, 2003). Under an interim arrangement, the Company will receive revenues from these contracts billed for periods after April 1, 2003 and will be obligated for all related costs Markland has agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support.

In consideration, Markland agreed to pay ASI $1,150,000 dollars. $150,000 in cash, $10,000 of which was paid on execution of the Agreement and $10,000 of which is payable every thirty days following the date of execution of the Agreement until the closing, at which time the remaining balance is due and payable. In addition to the cash payment, Markland is required to issue to ASI, on closing, $1,000,000 dollars worth of Markland common stock at the then current market price. In the event that Markland fails to register such stock on behalf of ASI, Markland will have to issue an additional $150,000 of stock to ASI.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

         REVENUES

We had $322,451 in revenues for the nine months ended March 31, 2003, compared to no revenues for the same period in 2002. This increase was the result of revenues generated from the contract we succeeded to as a result of our acquisition of Ergo. Revenues for the nine months ended March 31, 2002 do not reflect revenues generated by discontinued operations. See "Note 8 - Discontinued Operations" to our condensed consolidated financial statements above, incorporated herein by reference, for the revenue information relating to our discontinued operations.

         OPERATING EXPENSES

Operating expenses from continuing operations for the nine months ending March 31, 2003 were $2,156,995, compared to no operating expenses for the same period in 2002. Operating expenses for the nine months ended March 31, 2002 do not reflect operating expenses incurred in connection with our discontinued operations. See "Note 8 - Discontinued Operations" to our condensed consolidated financial statements above, incorporated herein by reference, for the operating expenses information relating to our discontinued operations.

         INTEREST EXPENSES

Interest expense in the nine months ending March 31, 2003 was $198,120, compared to $402,903 in the same period of 2002. This decrease is due primarily to the restructuring and conversion of debt incurred in connection with our discontinued operations.

         NET LOSS

As a result of the above factors, we had a net loss of $2,495,101 or $0.01 per share, from continuing operations for the nine month period ended March 31, 2003, compared to a net loss of $2,216,503, or $0.01 per share for the same period in 2002. Net losses from discontinued operations totaled $1,916,365 for the nine month period ended March 31, 2002.

         FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

Financial information for these periods has been classified as discontinued operations and is not presented. See "Note 8 - Discontinued Operations" to our condensed consolidated financial statements above for detailed financial information relating to our discontinued operations.

Liquidity and Capital Resources
-------------------------------

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum, calculated on the basis of a 360-day year and actual number of days elapsed. The principal and accrued interest under this note is due on June 30, 2004, however, IT may be prepaid by the Company at any time without penalty..

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion.

In December of 2002 the company completed a private placement of 6,800,000 shares of the company's common stock for $.05 per share. The net proceeds of $340,000 will be used by the Company to fund its ongoing operations. These shares were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933 (the "Securities Act").

On February 14, 2003, Markland sold 170 shares of Series C convertible Preferred shares to Market, LLC. The net proceeds of $170,000 will be used by the Company to fund its ongoing operations. These shares were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under
Section 4(2) of the Securities Act

On March 27, 2003 Markland Technologies, Inc. entered into a Private Equity Credit Agreement with Market LLC ("Market"). Markland agreed to issue and sell to Market LLC between $1,000,000 and $10,000,000 dollars worth of its common stock over the next three years. Prior to any sales, the Company is required to file a registration statement with the Securities and Exchange Commission, relating to the shares to be issued, and to have such registration statement declared effective.

After the registration statement is declared effective, Markland will be able to put shares to Market according to the terms outlined in the agreement. The minimum put amount is $1,000,000 dollars over the life of the agreement and $25,000 per put. Failure to satisfy the minimum put requirement over the life of the Private Equity Credit Agreement will result in a charge to Markland. The maximum put amount is $10,000,000 over the life of the agreement and the lesser of $500,000 dollars or an amount in dollars equal to the value in dollars of 250% of the average daily volume for the twenty trading days immediately preceding the put.

Ergo Systems has generated $322,451 of Revenues for the first three months of 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended March 31, 2003, the Company incurred a net loss of $2,093,212 and had a working capital deficiency of $1,701,200. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Standards
------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the standard did not have a material impact on the financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The Company adopted FIN 45 as of December 31, 2002 and during the quarter ended March 31, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Change of Auditor
-----------------

Effective January 23, 2003, the Board of Directors of Markland dismissed Sherb & Co., LLP from serving as the Company's independent auditor for the year ending June 30, 2003.

On January 24, 2003, Marcum & Kliegman LLP ("MKLLP") was engaged as the Company's new independent auditor. During the two most recent fiscal years and the interim period preceding their engagement, the company has not consulted with MKLLP regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report or oral advice was provided to the Company by MKLLP that MKLLPconcluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

The information required under this item is incorporated by reference to Part 1,
Item 2. "Management's Discussion and Analysis or Plan of Operation" and "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

4.1 Form of common stock certificate of the Company incorporated by reference to
Exhibit 4.1 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

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

10.2 Restated and Amended Convertible Revolving Credit Note Agreement, dated as of December 10, 2002, between Markland Technologies, Inc. and Market LLC incorporated by reference to Exhibit 10.2 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

10.3 Textual description of Employment Agreements incorporated by reference to
Exhibit 10.3 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003..

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

10.6 First Amendment to Exchange Agreement, dated as of December 9, 2002, by and among Eurotech Ltd., Crypto.com, Inc., Markland Technologies, Inc., Security Technology, Inc., ipPartners, Inc., Markland LLC and James LLC, dated as of December 19, 2002 incorporated by reference to Exhibit 10.6 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

10.7 Stock Purchase Agreement made as of December 9,2002 by and between Ocean Data Equipment Corporation, and its subsidiary Ergo Systems, and Markland Technologies, Inc. and its subsidiary Security Technology Inc. incorporated by reference to Exhibit 10.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2003.

10.8 Letter from Sherb & Co., LLP to the Commission, dated March 12, 2003, concerning change in certifying accountant incorporated by reference to Exhibit
16.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2003.

10.9 Technology Purchase Agreement dated the 19th day of March, 2003 by and between ASI Technology Corporation and Markland Technologies, Inc. incorporated by reference to Exhibit 10.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2003.

99.1* Certification of Kenneth P. Ducey, Director, Executive Vice President, Secretary and Chief Financial Officer (Principal Financial Officer).

99.2* Certification of Delmar R. Kintner, Director, President and Chief Executive Officer (Principal Executive Officer).

* Filed herewith
                                       35

(b) Reports on Form 8-K
    -------------------

On February 12, 2003, the Company filed a Current Report on Form 8-K/A to disclose the following items:

            Item 2.  Acquisition or Disposition of Assets.

            Item 4.  Changes in Registrant's Certifying Accountant.

On March 17, 2003, the Company filed a Currnt Report on Form 8-K/A to disclose the following items:

            Item 4.  Changes in the Registrant's Certifying Accountant.

On April 4, 2003, the Company filed a Current Report on Form 8-K to disclose the following items:

            Item 2.  Acquisition or Disposition of Assets

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Markland Technologies, Inc.
     (Registrant)

Dated : May 20, 2003

/s/ Kenneth P. Ducey, Jr.
----------------------------------
Kenneth P. Ducey, Jr.
Director, Executive Vice President,
Secretary and Chief Financial Officer

Date May 20, 2003

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

Date May 20, 2003

/s/ Kenneth P. Ducey, Jr.
------------------------
Director, Executive Vice President, Secretary
  and Chief Financial Officer (Principal Financial Officer)

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

Date May 20, 2003

/s/ Delmar R. Kintner
-----------------------------------------------
Director, President and Chief Executive Officer (Principal Executive Officer)

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

4.1 Form of common stock certificate of the Company incorporated by reference to
Exhibit 4.1 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

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

10.2 Restated and Amended Convertible Revolving Credit Note Agreement, dated as of December 10, 2002, between Markland Technologies, Inc. and Market LLC incorporated by reference to Exhibit 10.2 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

10.3 Textual description of Employment Agreements incorporated by reference to
Exhibit 10.3 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003..

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

10.6 First Amendment to Exchange Agreement, dated as of December 9, 2002, by and among Eurotech Ltd., Crypto.com, Inc., Markland Technologies, Inc., Security Technology, Inc., ipPartners, Inc., Markland LLC and James LLC, dated as of December 19, 2002 incorporated by reference to Exhibit 10.6 to Markland Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

10.7 Stock Purchase Agreement made as of December 9,2002 by and between Ocean Data Equipment Corporation, and its subsidiary Ergo Systems, and Markland Technologies, Inc. and its subsidiary Security Technology Inc. incorporated by reference to Exhibit 10.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2003.

10.8 Letter from Sherb & Co., LLP to the Commission, dated March 12, 2003, concerning change in certifying accountant incorporated by reference to Exhibit
16.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2003.

10.9 Technology Purchase Agreement dated the 19th day of March, 2003 by and between ASI Technology Corporation and Markland Technologies, Inc. incorporated by reference to Exhibit 10.1 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2003.

99.1* Certification of Kenneth P. Ducey, Director, Executive Vice President, Secretary and Chief Financial Officer (Principal Financial Officer).

99.2* Certification of Delmar R. Kintner, Director, President and Chief Executive Officer (Principal Executive Officer).

* Filed herewith