Form 10KSB
period 2003-06-30
MARKLAND TECHNOLOGIES INC
filed 2003-10-14
CIK 1102833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         for the fiscal year ended June 30, 2003
                                   ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____ to _____

Commission File Number     000-28863
                      ----------------------------------------


                           MARKLAND TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Florida                                    84-1334434
         ---------------------------                    -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

54 Danbury Road, #207
Ridgefield, Connecticut                                        06877
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number:         (203) 894-9700
                                 --------------------------


      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                             Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.0001
                         -------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $658,651

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2003 was:

                                   $10,585,642



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         As of September 5, 2003 there were 296,340,413 shares outstanding of the issuer's Common Stock, $.0001 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  None

         Transitional Small Business Disclosure Format (check one):
         YES [ ]   NO [X]

                           MARKLAND TECHNOLOGIES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8a  Controls and Procedures

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K


SIGNATURES

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

1. DESCRIPTION OF BUSINESS

Entry into Homeland Securities Business in December 2002
--------------------------------------------------------

Beginning in December 2002, Markland Technologies changed its business and has since then assembled a range of innovative technology assets directed towards providing integrated solutions to the Homeland Security marketplace. We focus on providing certain emerging technology services to address our country's needs to protect borders, infrastructure assets and personnel. We also manage engineering and scientific development programs designed to identify products and processes that have superior characteristics for use in Homeland Security. Our portfolio of emerging technologies includes automatic detection of explosives and illicit materials, and cryptographic systems for secure communications.

We initiated the change in business strategy by having Security Technology, Inc., our subsidiary, acquire in December 2002 from Eurotech Ltd. its AcoustiCore(TM) technology. As consideration, Markland issued approximately 240,000,000 shares of its common stock to Eurotech, which resulted in Eurotech becoming a controlling stockholder. Eurotech is a Washington D.C.-based technology company that is a reporting issuer with the SEC.

Contemporaneously with the acquisition from Eurotech, a new Board of Directors was appointed which is comprised of Robert Tarini, Chairman of the Board; Delmar
R. Kintner, who is also Markland's President; and Kenneth P. Ducey, Executive Vice President and Chief Financial Officer of Markland.


For a description of our business before 2002, see "Business Development Prior to December, 2002" below.

         Provision of Emerging Technologies and Services to protect the American People, its borders and its infrastructure.


Markland is developing, acquiring and integrating technologies and services to provide end-to-end solutions to the US Government. These solutions generate from a mix of research, acquisitions, and partnerships, brought together by experienced engineers. These components, combined with Markland's experienced management team, can provide integrated solutions to solve some of the threats the United States is facing.

Current Integrated Solutions in use, or in development by Markland Technologies
-------------------------------------------------------------------------------

Markland has focused its efforts on six specific areas: border security, cargo security, air and transportation systems, Department of Defense force protection, biological de-contamination, and digital data protection. The management of Markland believes that our experience, proprietary technologies, and corporate structure can be leveraged to provide solutions to the government in these areas.

         INCREASE BORDER CROSSING EFFICIENCY FOR "TRUSTED TRAVELERS"

Following our acquisition of Ergo Systems, Inc. in January, 2003, Markland has contracts in the area of border security with the Department of Homeland Security ("DHS") to maintain and implement design enhancements to the Dedicated Commuter Lane systems which have been installed at San Ysidro and Otay Mesa, California; El Paso, Texas; Detroit, Michigan; and Buffalo, New York.

These systems are part of a larger DHS initiative to increase security, while maintaining and facilitating international commerce. The "Trusted Traveler" program integrated by Markland, also known as the SENTRI program, has had the effect of reducing wait times for commuters who are willing to undergo certain background checks, and travel under some restrictions.

The Dedicated Computer Lane (DCL) system employs automatic vehicle identification technology, which enables participants to pass through the border crossing more efficiently. Participants run a card through a swipe card reader, which sends patron information, including a photograph, to the Inspector's screen for clearance. The clearance process takes about 30 seconds, as opposed to the typical 90 minute wait. The DCL software also controls a variety of security subsystems, including video surveillance, gates, and tire shredders. Our contract with the DHS was recently renewed until March 31, 2004.

         PREVENTION OF UNAUTHORIZED BORDER CROSSING IN VEHICLES

Markland has recently installed a system that prevents unauthorized border crossing. (Vehicle Stopping System (VSS)).

This system is intended to address the increasing risks of illegal entry into the United States. The solution developed by Markland will positively halt a vehicle attempting to speed through a border crossing, without risk to the occupants of the vehicle, innocent bystanders, or other government personnel. These "Port Runners", constitute a threat to border integrity and, accordingly, capturing them with minimal danger and threat to U.S. government personnel, such as agents of the DHS, has become a priority. The Vehicle Stopping System is capable of stopping a vehicle attempting illegal entry at speeds up to 60 miles per hour without injuring the automobile occupants or government personnel at the border.

A prototype of this system was installed for testing at the busiest border crossing in the world, San Ysidro, CA. This successful test received national network TV coverage.

        CARGO INSPECTION AND HUMAN SCREENING WITH "ACOUSTIC CORE"(TM) TECHNOLOGY

We are engaged in a project with the U.S. Air Force to utilize our proprietary Acoustic Core(TM) technology to inspect cargo. The technology utilizes acoustic waves to detect illicit materials and density changes.

Markland has also created a prototype utilizing this technology to detect concealed weapons on persons that can not be detected by traditional metallic screeners. The prototype, named APTIS(TM), is undergoing design and testing, and will assist the authorities to detect such weapons as C4 in a shoe or other concealed area, ceramic knives, or plastic guns. APTIS(TM) incorporates multi-sensor data fusion techniques, conventional metal detection technology, and Acoustic Core based detection of non-metallic materials.

APTIS(TM) will not be available for commercial production in the near future.

         GAS PLASMA TECHNOLOGY

Markland had agreed to acquire gas plasma technology assets from ASI Corporation ("ASI") as of June 17, 2003, comprised of three government contracts and five patents with inventions applicable in the fields of phased array radar, ballistic missile defense and an exclusive license for the use of plasma as it pertains to sterilization and decontamination. The closing is now expected to take place during October 2003.

ASI has been contracted to determine the potential of Plasma Antennas to advance present day radar antenna. Plasma antennas have demonstrated the ability to provide an advantage over traditional antennas due to their light weight, smaller size, stealth properties, and "smart antenna" features. ASI currently has a contract with the U.S. Navy under the Small Business Innovation Resources("SBIR") program to construct an antenna that can be compact and dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. The plasma antenna's advantages over conventional metal elements are most obvious in military applications where stealth and electronic warfare are primary concerns.

ASI is also under contract with The Ballistic Missile Defense Agency to test plasma for its ability to misdirect, and potentially destroy, inbound ballistic missiles. ASI's third contract is with the Navy to test plasma technology for forward deployment decontamination purposes. The patented technology is based on atmospheric pressure plasmas or room temperature plasmas known as cold plasmas. Cold plasma can destroy deadly microbes lodged on the skin, weapons, medical instruments or clothing. Research has evidenced that plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents such as anthrax.

ASI plans to further develop the plasma technology to be able to provide antenna technology that has commercial applications in telemetry, broadband communications, ground penetrating radar, navigation, weather radar, wind shear detection and collision avoidance, high-speed data (for example Internet) communication spread spectrum communication, and cellular radiation protection.

         ILLICIT VAPOR DETECTION SYSTEM LICENSE

Markland has entered into a non-binding agreement with Osprey Data System to sell its illicit material detection system to specified clients. We believe this technology may reduce the threat posed by the millions of unscreened cargo containers shipped into the U.S. yearly. We have not developed a prototype at this time that can demonstrate this ability.

         CRYPTOLOGY

Markland has cryptology assets in the form of cryptographic algorithms and software that are under development for telecommunications and commercial encryption applications. This technology was acquired from Eurotech's subsidiary, Crypto in connect with the December 9, 2002 transaction. This technology has successfully demonstrated its double-cipher, keyless transmission encryption system.

         VAPOR DETECTION

Subsequent to the year-end, we have signed a non- binding letter of intent to purchase a portable chemical detector manufacturer to supplement our abilities to detect potentially harmful agents. The manufacturer is the sole producer of the U. S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA). The Navy deploys the "man-portable" point detection system to detect all classic nerve and blister agents as well as other chemical warfare agent
(CWA) vapors.

Markland believes it can expand the market for this product.

Marketing and Strategy
----------------------

As discussed, Markland's principal customer is the U.S. Department of Homeland Security. Markland has engaged professional advisors in order to exploit their contacts within DHS and other Governmental agencies.

Partnerships
------------

Markland is looking for partnering relationships with other companies to take advantage of the business opportunities available through the DHS. For example, DHS has initiated a program, called US VISIT, which will encompass much of the solutions surrounding the border operations of the U.S. It is unlikely an award of this magnitude could be given to a company the size of Markland. The company who will win the award will subcontract with companies similar to Markland to leverage their experiences and capabilities.

Business Development Prior to December 2002
-------------------------------------------

Markland Technologies is the successor to a company known as A. P. Sales Inc., incorporated in Colorado in 1995, that purchased and sold office equipment and furniture. In November 1998 A. P. Sales was dissolved as a Colorado corporation, redomiciled in Florida under the name Quest Net Corporation, and entered the wireless telecommunications business. In March 2001, Quest Net acquired CWTel, Inc., a Florida corporation primarily in the business of wireless telecommunications. CWTel filed a voluntary bankruptcy petition in November 2001 and was issued a final decree in March 2002.

In May 2001, Quest Net acquired all of the outstanding stock of Vidikron of America, Inc. ("Vidikron"), a Delaware corporation engaged in the manufacturer of high-end projection systems and support accessories for the Home Theater, consumer and commercial markets. As a result, Vidikron's sole stockholder, Market LLC, a Cayman Islands limited liability company, became Quest Net's majority stockholder and Vidikron a wholly-owned subsidiary of Quest Net. This transaction was accounted for as a reverse acquisition and recapitalization of Vidikron, pursuant to which Vidikron was treated as the continuing entity. Quest Net subsequently changed its name to Markland Technologies, Inc.

In order to cure a default in Markland's obligations to Market LLC, the entity which financed the acquisition of Vidikron, Markland transferred all its interest (shares and assets) in Vidikron to Market, LLC in June 2002. As a result, we are no longer engaged in Vidikron's business and have treated this as a discontinued operation.

Competition
-----------

The Homeland Security industry is in its infancy, and many companies are being created, or changing their focus, in the hope of capturing a portion of the $100 billion that could potentially be awarded by the DHS. Almost all of the largest large defense contractors are devoting a considerable amount of resources to develop business within this industry. Because of their size, these companies can provide a substantially larger breadth of services than Markland can provide, a capability which is very appealing to the U.S. Government. Markland's Engineers have experience that is unique within some of the areas discussed above.

Markland has certain proprietary technologies some of which have been developed, and others that are in development. There are many other technologies being presented to the DHS that directly compete with the technologies that make up Markland's offering.

Markland will focus on their proprietary technologies, or leverage their management experience, in order to differentiate themselves from these organizations. We believe our technologies have not been investigated or exploited by other entities doing business with the U.S. Government.

Dependence on Government Procurement
------------------------------------

We expect the U.S. government and agencies, as well as state governments, with directives to promote homeland security to be the primary purchasers of our products. Our business depends in large part on governmental concern to prevent U.S. residents from becoming subject to threats of terrorism. In addition, the DHS is the principal source of funding for our industry.

Intellectual Property
---------------------

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including patent, copyright, trademark, and contractual obligations.

Acoustic Core(TM) technology acquired from Eurotech
---------------------------------------------------

On December 9, 2002, Markland purchased the rights, limited solely and exclusively to commercial applications, of Acoustic Core(TM) with respect to the market for illicit materials detection (i.e., for the detection of hazardous materials, including explosives, chemical, biological and nuclear materials, weapons, including plastic and ceramic weapons, and narcotics) in connection with private and governmental security screening applications, and no other markets.

In addition, on April 1, 2003 Markland agreed to acquire gas plasma technology assets from ASI Technology Inc. and a license for plasma sterilization and decontamination. The assets include three ongoing government contracts and five issued patents with demonstrated applications in the fields of Ballistic Missile Defense and Phased Array Radar. We anticipate closing this acquisition in October 2003.

Governmental Approvals
----------------------

We anticipate the government will require approval before any purchases for some of our products.

Research and Development
------------------------

We did not spend any money on Research and Development during the fiscal year ending June 30, 2002 because we were not an operating business. During the fiscal year ended 2003, $522,657 was spent on research and development activities.

Number of Employees
-------------------

Markland has ten full time employees.

RISK FACTORS

An investment in our shares of common stock involves a high degree of risk. In deciding whether to purchase shares of our common stock, you should carefully consider the following risk factors, in addition to other information contained in this Annual Report. Factors that could cause or contribute to differences in our actual results include those discussed in this section, as well as those discussed elsewhere in this Annual Report. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations.

         MARKLAND IS A COMPANY WITH LIMITED RESOURCES.

         WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND ANTICIPATE CONTINUED LOSSES IN FISCAL 2004.

Markland will need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

         OUR ACCESS TO ADDITIONAL CAPITAL THAT WILL BE REQUIRED TO IMPLEMENT MARKLAND'S PLAN IS NOT GUARANTEED.

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock or securities convertible into common stock, the ownership interest of our stockholders will be diluted.

         MANY OF OUR TECHNOLOGIES ARE UNPROVEN.

Our technologies have only recently been introduced to market and are still being improved. Commercially viable plasma technology systems may not be successfully and timely produced by OEMs due to the inherent risks of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The development and introduction of our technologies could be subject to additional delays. Our various projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

         MARKLAND IS DEPENDENT ON BUSINESS FROM THE UNITED STATES GOVERNMENT.

The budget for the Department of Homeland Security is uncertain. Any government agency, which will contract Markland for services and products, will be constrained by their limited budget. A change in the prevailing political party in Washington could also greatly affect Markland's chance of obtaining government business.

         WE MAY ISSUE PREFERRED STOCK IN THE FUTURE.

Markland expects to issue additional preferred stock to fund its operation. This may reduce the value of your common stock.

         WE HAVE SUBSTANTIAL DEBT, WHICH ADVERSELY AFFECTS US.

         WE ARE A COMPANY INTRODUCING NEW TECHNOLOGIES. IF COMMERCIALLY SUCCESSFUL PRODUCTS DO NOT RESULT FROM OUR EFFORTS, WE MAY BE UNPROFITABLE OR FORCED TO CEASE OPERATIONS.

         TO DATE, WE HAVE DERIVED MOST OF OUR REVENUES FROM A SINGLE SOURCE, THE INTEGRATION OF A VARIETY OF PRODUCTS AT THE BORDER CROSSINGS OF OUR COUNTRY.

We expect future revenues will primarily be generated from our similar offerings and new technologies, but there can be no assurance we will achieve substantial revenues from these technologies. If we do not achieve substantial revenues from these technologies, you may not be able to rely on period-to-period comparisons of our results of operations as an indication of future performance.

         WE DO NOT HAVE THE ABILITY TO PREDICT FUTURE OPERATING RESULTS. OUR QUARTERLY AND ANNUAL REVENUES WILL LIKELY BE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS, ANY OF WHICH COULD RESULT IN OUR FAILURE TO ACHIEVE OUR REVENUE EXPECTATIONS.

         OUR HISTORICAL REVENUES DERIVED ALMOST EXCLUSIVELY FROM INTEGRATED SERVICES, AND WE EXPECT A MAJORITY OF FUTURE REVENUES TO BE GENERATED FROM OUR CONTRACT WITH THE DHS. Revenues from our services are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

         a. our ability to develop and license our technologies or our ability to supply components to customers, distributors or OEMs; gains or losses of significant customers, distributors or strategic relationships;

         b. Markland has a reliance on one customer, The Department of Homeland Security and the US Government. The budget for the Department of Homeland Security is uncertain, and it may take years before any material amount of money is appropriated, and Markland may not receive any of those appropriations.

         c. There is no guarantee of the timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;

         d. Markland will experience fluctuations in sales due to budget cycles;

         e. general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

         SOME OR ALL OF THESE FACTORS COULD ADVERSELY AFFECT DEMAND FOR OEM PRODUCTS INCORPORATING OUR SOUND REPRODUCTION TECHNOLOGIES, AND THEREFORE ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.

         MOST OF OUR OPERATING EXPENSES ARE RELATIVELY FIXED IN THE SHORT TERM. WE MAY BE UNABLE TO RAPIDLY ADJUST SPENDING TO COMPENSATE FOR ANY UNEXPECTED SALES OR LICENSE REVENUE SHORTFALLS, WHICH COULD HARM OUR QUARTERLY OPERATING RESULTS. WE DO NOT HAVE THE ABILITY TO PREDICT FUTURE OPERATING RESULTS WITH ANY CERTAINTY.

         OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD, WHICH COULD AFFECT QUARTERLY RESULTS AND OUR STOCK PRICE.

         IF WE INCUR ADDITIONAL EXPENSES IN A QUARTER IN WHICH WE DO NOT EXPERIENCE INCREASED REVENUE, OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED AND WE MAY INCUR LARGER LOSSES THAN ANTICIPATED FOR THAT QUARTER. FACTORS THAT COULD CAUSE OUR EXPENSES TO FLUCTUATE FROM PERIOD TO PERIOD
INCLUDE:

         a. MANY OF OUR TECHNOLOGIES ARE SUBJECT TO GOVERNMENT REGULATION, WHICH COULD LEAD TO UNANTICIPATED EXPENSE OR LITIGATION.

         b. ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGIES COULD HARM OUR COMPETITIVE POSITION.

         c. IF OUR KEY EMPLOYEES DO NOT CONTINUE TO WORK FOR US, OUR BUSINESS WILL BE HARMED BECAUSE COMPETITION FOR REPLACEMENTS IS INTENSE.

         OUR PERFORMANCE IS SUBSTANTIALLY DEPENDENT ON THE PERFORMANCE OF OUR EXECUTIVE OFFICERS AND KEY TECHNICAL EMPLOYEES, INCLUDING ROBERT TARINI, OUR CHAIRMAN. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

ITEM 2.     DESCRIPTION OF PROPERTY

            Markland has a one-year lease for its executive offices of approximately 2,000 square feet located in Ridgefield, Connecticut. Our lease payments are $1,000 per month plus proportional amount of utilities. We do not own or lease any other real property.


ITEM 3.  LEGAL PROCEEDINGS

The Quest Net Corp. and CWTel, Inc was a named defendant in a lawsuit filed in the Circuit Court in Broward County, Florida. The lawsuit alleges the Company has filed to pay a promissory note dated September 8, 2000 in the amount of $66,672 and issued a check as payment on the note that was returned due to insufficient funds. As of August 15, 2003 there has been no active litigation activity on the case for approximately twenty months. There have been some sporadic settlement discussions but no agreement has been reached at this time. No estimate can be given as to the ultimate loss which be suffered by the Company should it lose this lawsuit.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote our security holders during the fourth quarter of our fiscal year ended June 30, 2003.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

            Our common stock is traded on the OTC Bulletin Board under the symbol "MKLD."


            The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for our common stock, as reported on the OTC Bulletin Board. The per share quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL YEAR 2002                        HIGH          LOW
--------------------------------------  ------------- -----------
Quarter ended September 30, 2001        $0.40         $0.06
Quarter ended December 31, 2001         $0.48         $0.05
Quarter ended March 31, 2002            $0.08         $0.03
Quarter ended June 30, 2002             $0.08         $0.02


FISCAL YEAR 2003
--------------------------------------  ------------- -----------
Quarter ended September 30, 2002        $0.02         $0.02
Quarter ended December 31, 2002         $0.40         $0.01
Quarter ended March 31, 2003            $0.31         $0.16
Quarter ended June 30, 2003             $0.23         $0.06


Holders
-------
We had 630 holders of record of our common stock on June 30, 2003, with 220,294,405 shares issued and outstanding.

Dividends
---------
We did not pay any cash dividends on our common stock, and do not expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                      EQUITY COMPENSATION PLAN INFORMATION

                                                             (a)                   (b)                    (c)
                                                      --------------------    ---------------      -------------------
                                                          NUMBER OF             WEIGHTED-         NUMBER OF SECURITIES
                                                       SECURITIES TO BE     AVERAGE EXERCISE      REMAINING FOR FUTURE
                                                     ISSUED UPON EXERCISE        PRICE OF        ISSUANCE UNDER EQUITY
                                                        OF OUTSTANDING         OUTSTANDING         COMPENSATION PLANS
                                                      0PTIONS, WARRANTS      OPTIONS, WARRANTS   (EXCLUDING SECURITIES
                                                          AND RIGHTS           AND RIGHTS        REFLECTED IN COLUMN (a))
                                                      --------------------    ---------------      -------------------
PLAN CATEGORY
-------------
Equity compensation plans approved by
   security holders                                           -                $     -                   -

Equity compensation plans not approved by
   securityholders                                        12,901,660 (1) (2)                            -

      Total                                               12,901,660           $     -                  -

(1) Consists of restricted stock grants to employees, consultants, directors approved by the Board of Directors
(2) Additional shares may be issuable pursuant to a one-year employment agreement to an officer and certain other three-year employment and consulting agreements approved by the Board of Directors. Assuming all financial and performance measurements have been met, 38,716,340 of additional shares would be then issuable.

RECENT SALES OF UNREGISTERED SECURITIES

Within the past three years, Markland or its predecessor has sold the following securities without registering such securities under the Securities Act of 1933, (the "Securities Act"):

1. On October 16, 2000, Quest Net Corp. (our former name) issued James LLC, a Cayman Island limited liability company, 25,900,000 shares of its common stock in partial settlement of a lawsuit instituted by James LLC against Quest Net. Following a fairness hearing by a U.S. federal court, the shares were issued pursuant to the registration exemption at Section 3(a)(10) of the Securities Act. On the October 5, 2000 date of the settlement agreement between the parties, the closing price of Quest Net common stock was $0.08.

2. On March 1, 2001, we issued a promissory note for $201,910.63 to James LLC. This note is convertible into shares of the Company's common stock at the average market price 5 trading days prior to the conversion date, and was subsequently converted into shares of common stock. Such shares were issued in reliance on Section 4(2) of the Securities Act.

3. In March 2001, Quest Net Corp. acquired in a stock transaction Vidikron of America, Inc., a Delaware corporation, pursuant to which Vidikron's stockholders received an aggregate of 10 shares of Quest Net's Series B Convertible Preferred Stock. Through this transaction, Vidikron became a wholly-owned subsidiary of QuestNet. On June 21, 2001, all outstanding shares of our Series B Preferred Stock automatically converted into Two Hundred Fifty-Four Million Nine Hundred Eleven Thousand Three Hundred Fifty-Six (254,911,356) shares of Markland Stock. Such shares were issued in reliance on Section 4(2) of the Securities Act.

4. On April 12, 2001, we issued a promissory note for $35,000 to James LLC. This note is convertible into shares of the Company's common stock at the average market price 5 trading days prior to the conversion date and was subsequently converted into shares of common stock. Such shares were issued in reliance on
Section 4(2) of the Securities Act.

5. During July 2001, James, LLC elected to convert $2,500,000 of the principal amount of the $3,500,000 promissory note that we had issued to it, together with $125,000 accrued interest, into shares of our common stock. Pursuant to James, LLC's conversion election, we issued 43,750,000 shares of our common stock. Such shares were issued in reliance on Section 4(2) of the Securities Act.

6. On December 9, 2002 in connection with the Exchange Agreement dated such date by and among Eurotech, Ltd., Markland, Crypto.com, Inc., Security Technology, Inc., ipPartners, Inc., Markland, LLC and James, LLC, Eurotech, and Crypto agreed to license and transfer certain intellectual property to a newly formed subsidiary of Markland, Security Technology, Inc., in exchange for 239,927,344 of the Markland's common stock. Such shares were issued in reliance on Section 4(2) of the Securities Act.

In connection with such Exchange, on December 9, 2002, the Company, Market LLC and James LLC agreed to a recapitalization of the Company whereby $5.25 million in stated value of debt was exchanged for shares of a new series of preferred stock designated Series C 5% Cumulative Redeemable Convertible Preferred Stock ("Series C Preferred Stock"). Such shares were issued in reliance on Section 4(2) of the Securities Act.

The Series C Preferred Stock accrues dividends at the rate of 5% per year, payable in cash or common stock at the option of the holder. The Series C Preferred Stock is redeemable at any time by Markland, and cannot be converted prior to 6 months after issuance without the Company's consent. The Series C Preferred Stock is convertible into common stock at the option of the holder, at a conversion price ranging from 65% to 80% of the common stock's market price at the time of conversion.

The rights licensed from Eurotech in the Exchange consist of certain proprietary technology known as Acoustic Core used to detect illicit substances. The assets acquired from Crypto in the Exchange consist of cryptology software and related intellectual property.

7. On December 9, 2002, in connection with the above transaction, 29,990,917 shares of Markland Stock were issued to ipPartners to discharge certain obligations with respect to the intellectual property. Such shares were issued in reliance on Section 4(2) of the Securities Act.

8. On December 10, 2002, Markland entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000 with Market, LLC. The note may be converted at any time, in whole or in part, into shares of Markland's common stock. Such shares were issued in reliance on Section 4(2) of the Securities Act.

9. In December of 2002 Markland completed a private placement of 6,800,000 shares of the Company's common stock for $.05 per share. Such shares were issued in reliance on Section 4(2) of the Securities Act. Such shares were issued in reliance on Section 4(2) of the Securities Act.

10. In January 2003, Markland entered into contracts with certain Employees, Directors and Consultants that could obligate the Company to issue shares over four quarters for up to 47,501,808 shares of restricted common stock. Such shares were issued in reliance on Section 4(2) of the Securities Act.

11. On February 11, 2003, Markland sold and issued to James, LLC 170 shares of Markland's Series C Preferred Stock. Such shares were issued in reliance on
Section 4(2) of the Securities Act.

12. During the fourth quarter of 2003 fiscal year, Markland sold and issued to James, LLC 430 shares of Markland's Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock") for $430,000. The Series D Preferred Stock will accrue no interest. The Series D Preferred Stock is redeemable at any time by Markland, and cannot be converted prior to 6 months after issuance without the Company's consent. The Series D Preferred Stock is convertible into common stock at the option of the holder, at a conversion price ranging from 65% to 80% of the common stock's market price at the time of conversion. Such shares were issued in reliance on Section 4(2) of the Securities Act.

13. During May of 2003, 2,420,000 shares were issued to five non-affiliated consultants as compensation for services rendered. These services included marketing, public relations activities, and project management assistance. Such shares were issued in reliance on Section 4(2) of the Securities Act.

14. During May of 2003, Markland issued 300,000 shares of common stock to prior directors by agreement in consideration of past services. Such shares were issued in reliance on Section 4(2) of the Securities Act.

Subsequent issuances
--------------------

During July 2003, the Company entered into a consulting agreement with Emerging Concepts, a California entity, whereby the Company issued to them 1,500,000 shares of its restricted common stock. Such shares were issued in reliance on
Section 4(2) of the Securities Act.

On July 10, 2003, in connection with an acquisition of assets from ASI Technology Corporation, Markland issued to such company as partial consideration $850,000 of Markland's common stock priced at the then current market price. Such shares were issued in reliance on Section 4(2) of the Securities Act.

On July 24, 2003, the Company entered into an Amended and Restated Exchange Agreement (the "Amended Exchange Agreement") with Syqwest, Inc., a Rhode Island corporation, and related party, formerly known as Ocean Data Equipment Corporation ("Syqwest"). Under this Amended Exchange Agreement, Syqwest agreed to receive 45,000,000 shares of the Company's restricted common stock, which was valued at $0.01 per share, as payment for $450,000 of unpaid services, which were performed by Syqwest in connection with the Phase I research efforts as it relates to the Acoustic Core(TM) technology acquired by ODEC in January 20. Such shares were issued in reliance on Section 4(2) of the Securities Act.

During July and August 2003, the Company sold a third party an additional 360 shares of Series D Preferred Stock for gross proceeds of $360,000. Such shares were issued in reliance on Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-KSB. This annual report on Form 10-KSB contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could,", "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that may affect our results are discussed in this section and elsewhere this Form 10-KSB.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

Business Overview
-----------------

Markland has assembled a blend of innovative technology assets, which form unique products and services directed towards providing integrated solutions to the Homeland Security marketplace. The Company is focused on providing certain emerging technology services to address the country's need to protect borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for border and cargo security through the further development of our emerging technologies and the acquisition of revenue producing assets. In addition, we manage comprehensive engineering and scientific development programs designed to identify products and processes that have unique or superior characteristics for use in Homeland Security.

Markland expects our maintenance contract with DHS to continue on an annual basis unless cancelled by either party. We believe that our experience in integrating solutions will be attractive to DHS as they confront the various issues of protecting our borders. We anticipate our management and corporate infrastructure will continue to attract other smaller companies who will join us in creating solutions in this area.

The DHS is starting to appropriate funding for products and services. We believe this trend will continue to grow.

For the Fiscal Year ended June 30, 2002, Markland had no revenues and no meaningful operations. For the Fiscal Year ended June 30, 2003, we incurred a net loss of $2,836,881. We have substantial research and development and general and administrative expenses, and our revenues from our products and services have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2004, and we anticipate that we will need to raise additional capital to meet anticipated operating costs. See "Liquidity and Capital Resources" below. As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability in future periods.

         BORDER MAINTENANCE AND INTEGRATION SERVICES

Due to the acquisition of Ergo during January 2003, Markland has ongoing contracts in the area of border security with the DHS to maintain, integrate, and implement evolutionary design enhancements to the Dedicated Commuter Lane
(DCL) systems installed at San Ysidro, CA; Otay Mesa, CA; and El Paso, TX. These systems are part of a larger Department of Homeland Security initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow.

These systems provide Markland's principal source of revenue.

         ILLICIT VAPOR DETECTION

Markland has entered into a non-binding letter of intent to purchase a chemical detector manufacturer as part of its ongoing business strategy of creating an integrated portfolio of security solutions. The manufacturer is the sole producer of the U. S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA).

The company to be acquired has product sales backlog of greater than $20M with FY2002 annual product sales in excess of $7M per year. Markland believes the manufacturer is well positioned to capture additional sales in the United States and foreign markets.

         FORCE PROTECTION

Markland is presently engaged in the design of system wide enhancements including the Vehicle Stopping System (VSS). Markland developed the VSS to address the increasing risks of un-authorized and illegal entry into the country. The VSS was successfully tested in June of 2003 at the San Ysidro Border. The VSS is designed to safely capture individuals who are trying to cross through border entries without authorization, so called, "port runners".

Due to the successful test of the VSS at the San Ysidro border, we will be putting a large effort in marketing the VSS to DHS as well as local traffic and highway authorities.

         ACOUSTIC CORE(TM)

Markland is now engaged in a project with the United States Air Force via a Co-Operative Research and Development Agreement (CRADA) to utilize its proprietary Acoustic Core(TM) technology to inspect cargo. The concept presently being designed and tested for use in the cargo area combines acoustics and gas vapor trace sensing technologies. This contract does not generate revenue for Markland, but is helpful as we continue to develop the technology into a commercially viable product.

Markland is also involved in the design and testing of a product named APTIS(TM). The APTIS(TM) Screening Portal is designed to perform primary screening of humans for the detection of concealed weapon threats. Although we continue to develop this prototype, we cannot predict when this might be ready for commercial use, and do not believe it is at any time in the foreseeable future.

         GAS PLASMA TECHNOLOGY

Markland has also agreed to acquire gas plasma technology assets from ASI Technology Inc. and a license for plasma sterilization and decontamination. The assets include three ongoing government contracts and five issued patents with demonstrated applications in the fields of Ballistic Missile Defense, Phased Array Radar, and Forward Deployed Decontamination.

We realize a gross profit from these contracts, and will continue to seek and apply for additional contracts. Through the work on these contracts, the plasma technology is moving toward a usable format for military and commercial applications. We cannot predict when these products will be ready for commercial or military use.

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

Results of Operations
---------------------

Markland was a company with no meaningful operations for the fiscal year ended 2002. During our latest fiscal year ending June 30, 2003 we realized $658,651 of revenue, which essentially represented six months of operations. Revenue was derived from the contract purchased through our acquisition of ERGO, and the government contracts, which were received through the agreement to acquire the assets of ASI. $546,400 of revenue was derived from the ERGO contract, and $112,251 was derived from the ASI agreement, a related party.

Our cost of revenues was $445,218, which computes to a gross profit of $213,433.

Our total operating expenses were $3,827,526, which included a large cost for executive compensation, including $2,051,882 for a compensatory element of stock issuances.

Liquidity and Capital Resources
-------------------------------

We have experienced significant negative cash flow from operating activities developing and introducing our technologies.

We have financed our operations primarily through the sale of preferred stock, and margins from product sales. We believe that any required investment capital will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Any equity-based source of additional funds could be dilutive to existing equity holders, and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our security products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

Going concern

For the year ended June 30, 2003, the Company incurred a net loss from continuing operations of $3,835,594 and had a working capital deficiency of $1,235,306. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations.

ITEM 7. FINANCIAL STATEMENTS

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.
                                                                       -------

PART I - FINANCIAL INFORMATION:

  INDEPENDENT AUDITORS' REPORT                                             22

  INDEPENDENT AUDITORS' REPORT                                             23

  CONSOLIDATED BALANCE SHEET                                               24
    At June 30, 2003

  CONSOLIDATED STATEMENTS OF OPERATIONS                                    25
    For the Years Ended June 30, 2003 and 2002

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY          26 - 28
    For the Years Ended June 30, 2003 and 2002

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                 29 - 30
    For the Years Ended June 30, 2003 and 2002

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            31 - 56

Board of Directors and Stockholders
Markland Technologies, Inc. and Subsidiaries

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

We have audited the accompanying consolidated balance sheet of Markland Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2003 and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markland Technologies, Inc. and Subsidiaries at June 30, 2003 and the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $2,837,000 during the year ended June 30, 2003. As of June 30, 2003, the Company had a working capital deficiency of approximately $1,235,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
September 15, 2003

Board of Directors and Stockholders
Markland Technologies, Inc. and Subsidiaries

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

We have audited the accompanying consolidated balance sheet of Markland Technologies, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Markland Technologies, Inc. and Subsidiaries at June 30, 2002 and the consolidated results of its operations and its cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/Sherb & Co., LLP
                                                         ----------------
                                                         Sherb & Co., LLP
                                                   Certified Public Accountants

New York, New York
October 4, 2002


                     MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                    JUNE 30, 2003


                                          ASSETS
                                          ------

CURRENT ASSETS:
  Cash                                                                          $      5,465
  Accounts receivable (including $112,251 due from related party)                    314,222
  Prepaid insurance                                                                   22,917
                                                                                -------------
      TOTAL CURRENT ASSETS                                                           342,604
                                                                                -------------
OTHER ASSETS:
  Advances on purchase of ASI technology - related party                              65,000
  Intangible assets - ERGO, net of accumulated amortization of $66,668               333,332
  Technology rights (Acoustic Core)                                                1,300,000
                                                                                -------------
      TOTAL OTHER ASSETS                                                           1,698,332
                                                                                -------------
      TOTAL ASSETS                                                              $  2,040,936
                                                                                =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including $573,100 due to related party)                    $  1,441,636
  Accrued expenses and other current liabilities                                     119,270
  Note payable                                                                        17,004
                                                                                -------------
        TOTAL CURRENT LIABILITIES                                                  1,577,910

SECURED CONVERTIBLE PROMISSORY NOTE, less debt discount
  of $83,334                                                                         416,666
                                                                                -------------
      TOTAL LIABILITIES                                                            1,994,576
                                                                                -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A redeemable convertible preferred stock - no par value; 30,000 authorized, issued and outstanding at June 30, 2003; liquidation preference
    of $300,000                                                                      300,000
  Series B convertible preferred stock - $.0001 par value; 10 authorized
    and -0- issued and outstanding                                                         -
  Series C 5% cumulative redeemable convertible preferred stock -
    $.0001 par value; 8,000 - authorized; 5,395 issued and outstanding
    ; liquidation preference of $5,395,000                                                 1
  Series D redeemable convertible preferred stock -
    $.0001 par value; 40,000 authorized; 16,430 issued
    and outstanding; liquidation preference of $16,430,000                                 2
  Common stock - $.0001 par value; 500,000,000 authorized;
    220,294,405 shares issued and outstanding                                         22,029
  Additional paid-in capital                                                      13,878,442
  Unearned compensation                                                           (4,381,379)
  Accumulated deficit                                                             (9,772,735)
                                                                                -------------
     TOTAL STOCKHOLDERS' EQUITY                                                       46,360
                                                                                -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  2,040,936
                                                                                =============


The accompanying notes are an integral part of these consolidated financial statements.


                                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Years Ended
                                                                               June 30,
                                                                    ----------------------------------
                                                                         2003                2002
                                                                    --------------      --------------
REVENUES (including $112,251 of revenues from a related party)      $     658,651       $          --

COST OF REVENUES (including $99,973 of costs incurred to a
 related party)                                                           445,218                  --
                                                                    --------------      --------------
GROSS PROFIT                                                              213,433                  --
                                                                    --------------      --------------
OPERATING EXPENSES:
  Selling, general and administrative                                   1,186,379             247,677
  Research & development                                                  522,657                  --
  Compensatory element of stock issuances for
    selling, general and administrative fees                            2,051,822                  --
  Amortization of intangible asset                                         66,668                  --
                                                                    --------------      --------------
    TOTAL OPERATING EXPENSES                                            3,827,526             247,677
                                                                    --------------      --------------
OPERATING LOSS FROM CONTINUING OPERATIONS                              (3,614,093)           (247,677)
                                                                    --------------      --------------
OTHER EXPENSES (INCOME), NET:
  Interest expense                                                        226,751                  --
  Other expense (income), net                                              (5,250)                 --
                                                                    --------------      --------------
    TOTAL OTHER EXPENSES (INCOME), NET                                    221,501                  --
                                                                    --------------      --------------
LOSS FROM CONTINUING OPERATIONS                                        (3,835,594)           (247,677)
                                                                    --------------      --------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS:
  Gain on disposition                                                          --           1,046,133
  Gain (loss) from discontinued operations                                998,713          (3,259,421)
                                                                    --------------      --------------
    TOTAL GAIN (LOSS) FROM DISCONTINUED OPERATIONS                        998,713          (2,213,288)
                                                                    --------------      --------------
NET LOSS                                                               (2,836,881)         (2,460,965)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS - Series C                      501,755                  --

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS - Series D                    4,107,500                  --

PREFERRED STOCK DIVIDEND - Series C                                       152,716                  --
                                                                    --------------      --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $  (7,598,852)      $  (2,460,965)
                                                                    ==============      ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss from continuing operations                                  $       (0.03)      $        0.00
   Gain (loss) from discontinued operations                                  0.00               (0.01)
                                                                    --------------      --------------
     Net loss                                                       $       (0.03)      $       (0.01)
                                                                    ==============      ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                         300,163,421         299,909,179
                                                                    ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                            FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                            Series A Convertible           Series C Convertible
                                                Common Stock                  Preferred Stock                Preferred Stock
                                        -----------------------------   ----------------------------  ----------------------------
                                            Shares          Amount          Shares        Amount         Shares          Amount
                                        -------------   -------------   -------------  -------------  -------------  -------------
Balance - July 1, 2001                  299,909,179     $     29,990              --   $         --             --   $         --

Write-off of accounts payable-CWTEL               --              --              --             --             --             --

Net Loss                                          --              --              --             --             --             --
                                        -------------   -------------   -------------  -------------  -------------  -------------
Balance - June 30, 2002                  299,909,179          29,990              --             --             --             --

Stock cancelled in connection with
  December 9, 2002 exchange
  agreement                             (269,918,261)        (26,992)             --             --             --             --
Stock issued in connection with
  December 9, 2002 exchange
  agreement                              269,918,261          26,992              --             --             --             --
Conversion of promissory notes and
  interest into Series C convertible
  preferred stock                                 --              --              --             --          5,225              1
Stock issued for directors'
  compensation, net                          300,000              30              --             --             --             --
Stock issued in connection with
  private placement                        6,800,000             680              --             --             --             --
Value assigned to beneficial
  conversion feature of convertible
  debt                                            --              --              --             --             --             --
Preferred stock dividend - Series C               --              --              --             --             --             --
Preferred stock dividend -
  beneficial conversion feature -
  Series C                                        --              --              --             --             --             --
Value allocated to Series C
  preferred stock - beneficial
  conversion feature dividend                     --              --              --             --             --             --
Stock issued in connection with
  consulting agreement                       140,000              14              --             --             --             --
Stock issued in connection with
  consulting agreements                    7,951,706             795              --             --             --             --
Stock issued in connection with
  employment agreements                    5,193,520             520              --             --             --             --
Amortization of consulting agreements             --              --              --             --             --             --
Amortization of employment agreements             --              --              --             --             --             --
Sale of 170 shares of Series C
  convertible preferred stock                     --              --              --             --            170             --
Conversion of liabilities from
  discontinued operations into
  Series A convertible
  preferred stock                                 --              --          30,000        300,000             --             --
Conversion of common stock into
  Series D convertible preferred
  stock                                 (100,000,000)        (10,000)             --             --             --             --
Sale of Series D convertible
  preferred stock                                 --              --              --             --             --             --
Preferred stock dividend -
  beneficial conversion feature -
  Series D                                        --              --              --             --             --             --
Value allocated to Series D
  preferred stock - beneficial
  conversion feature dividend                     --              --              --             --             --             --
Net loss                                          --              --              --             --             --             --
                                        -------------   -------------   -------------  -------------  -------------  -------------
Balance - June 30, 2003                  220,294,405    $     22,029          30,000   $    300,000          5,395   $          1
                                        =============   =============   =============  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                                 MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                    Series D Convertible
                                                       Preferred Stock
                                                   --------------------------    Unearned
                                                      Shares         Amount    Compensation
                                                   ------------  ------------  ------------
Balance - July 1, 2001                                     --    $        --   $        --

Write-off of accounts payable-CWTEL                         --            --            --

Net Loss                                                    --            --            --
                                                   ------------  ------------  ------------
Balance - June 30, 2002                                     --            --            --

Stock cancelled in connection with December 9,
  2002 exchange agreement                                   --            --            --
Stock issued in connection with December 9,
  2002 exchange agreement                                   --            --            --
Conversion of promissory notes and interest
  into Series C convertible preferred stock                 --            --            --
Stock issued for director's compensation, net               --            --            --
Stock issued in connection with private
  placement                                                 --            --            --
Value assigned to beneficial conversion
  feature of convertible debt                               --            --            --
Preferred stock dividend - Series C                         --            --            --
Preferred stock dividend - beneficial
  conversion feature - Series C                             --            --            --
Value allocated to Series C Preferred stock -
  beneficial conversion feature dividend                    --            --            --
Stock issued in connection with consulting
  agreement                                                 --            --            --
Stock issued in connection with consulting
  agreements                                                --            --    (4,037,237)
Stock issued in connection with employment
  agreements                                                --            --    (3,573,966)
Amortization of consulting agreements                       --            --     1,178,002
Amortization of employment agreements                       --            --     2,051,822
Sale of 170 shares of Series C convertible
  preferred stock                                           --            --            --
Conversion of liabilities from discontinued
  operations into Series A convertible
  preferred stock                                           --            --            --
Conversion of common stock into Series D
  convertible preferred stock                           16,000             2            --
Sale of Series D convertible preferred stock               430            --            --
Preferred stock dividend - beneficial
  conversion feature - Series D                             --            --            --
Value allocated to Series D Preferred stock -
  beneficial conversion feature dividend                    --            --            --
Net loss                                                    --            --            --
                                                   ------------  ------------  ------------
Balance - June 30, 2003                                 16,430   $         2   $(4,381,379)
                                                   ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.


                                 MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                                      Total
                                                    Additional                     Stockholders'
                                                      Paid-in        Accumulated    (Deficiency)
                                                      Capital          Deficit        Equity
                                                   -------------   -------------   -------------
Balance - July 1, 2001                             $         --    $ (5,346,191)   $ (5,316,201)

Write-off of accounts payable-CWTEL                          --         871,302         871,302

Net Loss                                                     --      (2,460,965)     (2,460,965)
                                                   -------------   -------------   -------------
Balance - June 30, 2002                                      --      (6,935,854)     (6,905,864)

Stock cancelled in connection with December 9,
  2002 exchange agreement                                26,992              --              --
Stock issued in connection with December 9,
  2002 exchange agreement                             1,273,008              --       1,300,000
Conversion of promissory notes and interest
  into Series C convertible preferred stock           5,224,999              --       5,225,000
Stock issued for director's compensation, net             2,970              --           3,000
Stock issued in connection with private
  placement                                             339,320              --         340,000
Value assigned to beneficial conversion
  feature of convertible debt                           125,000              --         125,000
Preferred stock dividend - Series C                    (152,716)             --        (152,716)
Preferred stock dividend - beneficial
  conversion feature - Series C                        (501,755)             --        (501,755)
Value allocated to Series C Preferred stock -
  beneficial conversion feature dividend                501,755              --         501,755
Stock issued in connection with consulting
  agreement                                              30,386              --          30,400
Stock issued in connection with consulting
  agreements                                          5,214,924              --       1,178,482
Stock issued in connection with employment
  agreements                                          4,413,385              --         839,939
Amortization of consulting agreements                (1,178,002)             --              --
Amortization of employment agreements                (2,051,822)             --              --
Sale of 170 shares of Series C convertible
  preferred stock                                       170,000              --         170,000
Conversion of liabilities from discontinued
  operations into Series A convertible
  preferred stock                                            --              --         300,000
Conversion of common stock into Series D
  convertible preferred stock                             9,998              --              --
Sale of Series D convertible preferred stock            430,000              --         430,000
Preferred stock dividend - beneficial
  conversion feature - Series D                      (4,107,500)             --      (4,107,500)
Value allocated to Series D preferred stock -
  beneficial conversion feature dividend              4,107,500              --       4,107,500
Net loss                                                     --      (2,836,881)     (2,836,881)
                                                   -------------   -------------   -------------
Balance - June 30, 2003                            $ 13,878,442    $ (9,772,735)   $     46,360
                                                   =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                            June 30,
                                                                  ------------------------------
                                                                      2003              2002
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,836,881)      $(2,460,965)
  (Gain) loss from discontinued operations                           (998,713)        2,213,288
                                                                  ------------      ------------
  Loss from continuing operations                                  (3,835,594)         (247,677)

  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Amortization of intangible asset                                 66,668                --
      Amortization of debt discount                                    41,666                --
      Compensatory stock issuance                                   2,051,822                --
  Changes in operating assets and liabilities:
      Accounts receivable                                            (314,223)               --
      Prepaid expenses                                                 (1,167)               --
      Accounts payable                                                939,774                --
      Accrued expenses and other current
        liabilities                                                   328,170                --
                                                                  ------------      ------------
        NET CASH USED IN CONTINUING OPERATIONS                       (764,550)         (247,677)

        NET CASH USED IN DISCONTINUED OPERATIONS                           --          (700,511)
                                                                  ------------      ------------
        NET CASH USED IN OPERATING ACTIVITIES                        (764,550)         (948,188)
                                                                  ------------      ------------
CASH USED IN INVESTING ACTIVITIES:
    Payments on acquisition of intangible assets - ERGO              (126,900)               --
    Advances on purchase of ASI                                       (65,000)               --
                                                                  ------------      ------------
        NET CASH USED IN INVESTING ACTIVITIES                        (191,900)               --
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Secured line of credit                                                   --           779,531
  Proceeds in connection with premium financing agreement              44,000                --
  Principal payments relating to premium
    financing agreement                                               (26,996)               --
  Proceeds from sale of common stock in private placement             340,000                --
  Proceeds from sale of Series C 5% cumulative
    convertible preferred stock                                       170,000                --
  Proceeds from sale of Series D convertible preferred stock          430,000                --
                                                                  ------------      ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     957,004           779,531
                                                                  ------------      ------------
NET INCREASE (DECREASE) IN CASH                                           554          (168,657)

CASH - BEGINNING OF YEAR                                                4,911           173,568
                                                                  ------------      ------------
CASH - END OF YEAR                                                $     5,465       $     4,911
                                                                  ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                          MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                                          For the Years Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                           2003             2002
                                                                      -------------     ------------
Cash paid during the years for:
  Interest                                                            $         --      $        --
                                                                      =============     ============
  Taxes                                                               $         --      $        --
                                                                      =============     ============
Non-cash investing and financing activities:
  Conversion of notes payable and accrued interest into
    preferred stock                                                   $  5,225,000      $        --
                                                                      =============     ============
  Conversion of liabilities from discontinued operations into
    Series A convertible preferred stock                              $    300,000      $        --
                                                                      =============     ============
  Acquisition of technology rights by issuance of common stock        $  1,300,000      $        --
                                                                      =============     ============
  Conversion of common stock into Series D convertible preferred
    stock                                                             $     10,000      $        --
                                                                      =============     ============
  Deemed dividend preferred stock - beneficial conversion
    Feature - Series C                                                $    501,755      $        --
                                                                      =============     ============
  Deemed dividend preferred stock - beneficial conversion
    Feature - Series D                                                $  4,107,500      $        --
                                                                      =============     ============
  Accrued Dividends on preferred stock                                $    152,716      $        --
                                                                      =============     ============
  Payable on purchase of Ergo                                         $    273,100      $        --
                                                                      =============     ============
  Secured convertible promissory note debt discount                   $    125,000      $        --
                                                                      =============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Markland Technologies, Inc. ("Markland" or the "Company"), previously known as Quest Net, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp.

In March 2000, the Company acquired CWTel, Inc., a Florida-based telecommunication corporation. On November 11, 2001, CWTel filed a voluntary bankruptcy petition under Chapter 7 in the State of Florida. On March 11, 2002, a final decree was issued, the trustee discharged and the case closed.

On March 15, 2001, the Company acquired all of the outstanding capital stock of Vidikron of America, Inc. ("Vidikron") As a result of this acquisition, the sole stockholder of Vidikron, Market LLC, controlled a majority of the common stock of the Company and, accordingly, the transaction was accounted for as a reverse acquisition and as a recapitalization of Vidikron, pursuant to which Vidikron was treated as the accounting acquirer. Accordingly the historical financial statements are those of Vidikron. Vidikron became a wholly-owned subsidiary of the Company. Subsequently, Quest Net changed its name to Markland Technologies, Inc. and Vidikron adopted the year-end of Quest Net.

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

On November 21, 2002, Secured Technology, Inc. ("STI") was incorporated as a Delaware C corporation and became a wholly-owned subsidiary of Markland Technologies, Inc.

On December 9, 2002, the Company, Eurotech Ltd. ("Eurotech"), ipPartners, Inc. ("ipPartners")- a related party, Market LLC and James LLC, entered into an exchange agreement ("Exchange Agreement"). On December 19, 2002, the transactions contemplated by the Exchange Agreement were consummated. Pursuant to the Exchange Agreement, Eurotech transferred to the Company certain rights to Eurotech's Acoustic Core technology, relating to illicit materials detection, and certain cryptology technology. 90% of the Company's issued and outstanding common stock held by Market LLC and James LLC, the holders of 100% of the issued and outstanding common stock of the Company, was retired. The Company issued 239,927,344 shares of common stock, representing approximately eighty percent (80%) of its outstanding common stock, to Eurotech, and 29,990,917 shares of common stock, representing approximately ten percent (10%) of its outstanding common stock, to ipPartners. As a result of this transaction, a change of control occurred and the Company became an 80%-owned subsidiary of Eurotech (see
Note 4).

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS (Continued)

In January 2003, the Company acquired all of the common stock of Ergo Systems, Inc., a provider of security logistic support and related product development services (see Note 4).

As a result of the technology acquired from Eurotech in December 2002, and the acquisition of Ergo Systems, Inc. in January 2003, Markland Technologies, Inc. plans to build a comprehensive offering of integrated security technologies and services to provide tools necessary to protect personnel, data and infrastructure assets as part of Homeland Security.

Markland provides end-to-end solutions to the Department of Homeland Security ("DHS") by bringing together and integrating innovative technologies that currently exist in Universities, small companies, and large defense contractors. Markland has proprietary technologies and existing government contracts they leverage to provide these solutions.

Markland's principal end customer is the United States Government.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the year ended June 30, 2003, the Company incurred a net loss from continuing operations of $3,835,594 and had a working capital deficiency of $1,235,306. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the year ended June 30, 2003, the Company funded its operations primarily from proceeds of $340,000 received from a private equity financing of 6,800,000 shares of the Company's common stock and the sale of 170 shares of Series C preferred stock for $170,000. In addition, during the year the Company sold 430 shares of Series D preferred stock for $430,000. During the second half of the year ended June 30, 2003, the Company produced revenues from operations of $658,651 as shown in the consolidated statements of operations.

The Company's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Secured Technology, Inc. ("STI"), and Ergo Systems, Inc. ("Ergo"). All significant inter-company balances and transactions have been eliminated in consolidation.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2003, the Company had no cash equivalents.

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company has not experienced any losses in accounts receivable and has provided no allowance at June 30, 2003.

Concentration of Credit Risk
----------------------------

Satement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. The principal financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. The majority of the Company's revenues and accounts receivable are derived from an agency associated with the U.S. Government and a related party who are both not required to provide collateral for amounts owed to the Company. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

For the year ended June 30, 2003, two customers accounted for 83% and 17% (a related party) of total revenues, respectively. At June 30,2003, these two customers accounted for 64% and 36% (a related party) of accounts receivable, respectively. For the year ended June 30, 2002, there were no revenues or accounts receivable from either of these customers.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
------------------------

Research and development ("R&D") costs are charged to expense as incurred. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in-process at the date of acquisition or have no alternative uses are expensed as research and development costs. Included in research and development costs for the year ended June 30, 2003 is $300,000 payable to Syquest, a related party, for development costs related to a vehicle stopping technology (see Note
5).

Fair Value of Financial Instruments
-----------------------------------

Management believes the carrying amounts reported in the consolidated balance sheets for cash, receivable and payment amounts and accrued expenses approximate fair value because of the short maturity of these financial instruments.

The Company also believes that the carrying amounts of its secured convertible promissory note approximates fair value, as the interest rates approximate a rate that the Company could have obtained under similar terms at the balance sheet date.

Loss Per Share
--------------

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of a secured convertible promissory note, Series A and D Convertible preferred stock and Series C 5% Cumulative Convertible preferred stock, discussed in the notes to consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

At June 30, 2003, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as there are no options outstanding.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long Lived Assets
-----------------

Intangible Assets are stated at cost less appropriate valuation allowances and accumulated amortization. Amortization is provided on the straight-line method from the date the respective asset is placed into service until the shorter of the estimated useful life of the asset or the respective term of the related contracts or agreements. As of June 30, 2003, total amortization expense recorded by the Company amounted to $66,668.

Impairment of Long-Lived Assets
-------------------------------

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable.

An impairment loss is recognized when expected cash flows are less than the asset's carryng value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002,the FASB issued SFAS No.
145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's' financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its results of operations and financial condition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The Company adopted FIN 45 as of December 31, 2002 and during the quarter ended March 31, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

Revenue Recognition
-------------------

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, exists; 2) delivery has been completed and no significant obligations remain; 3) the Company's price to the buyer is fixed or determinable; and 4) collection is probable. The Company recognizes revenues at the time services are performed related to border security logistic support.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)
-------------------

During the year-ended June 30,2003, the Company produced revenues from contracts with the Department of Homeland Security("DHS") and ASI, a related party, to provide the following services:

         Engineering sservices related to the design and implementation of improvements to U.S. ports of etry, as well as, through the maintenance of booths at these ports of entry. ($423,013 for the year-ended June 30, 2003)

         Sale of Dedicated Commuter Lane ("DCL") transponders to the DHS. ($79,025 for the year ended June 30, 2003)

         Insatllation of the Vehicle Stopping System at a U.S. port of entry.($44,362 for the year ended June 30, 2003)

         Contract with related party to provide Plasma Antenna Device Research ($112,251 for the year ended June 30, 2003)

NOTE 4 - TECHNOLOGY ACQUISITIONS

Acoustic Core(TM) Technology
----------------------------

On December 9, 2002, in connection with the Exchange Agreement dated as of December 9, 2002, by and among Eurotech, the Company, Crypto.com, Inc., ("Crypto" - a wholly-owned subsidiary of Eurotech), Secured Technology, Inc. ("STI"), ipPartners, Inc., Market LLC and James LLC (the "Exchange"), Eurotech and Crypto agreed to license and transfer certain intellectual property to a newly-formed subsidiary of the Company, STI, in exchange for 239,927,344 shares of the Company's newly issued common stock (the "Exchange Shares"). The Exchange Shares constitute 80% of the Company's outstanding common stock making the Company a majority-owned subsidiary of Eurotech. Subsequent to year end the Company is no longer a majority-owned subsidiary of Eurotech due to the issuances of additional common stock. In addition, as part of the agreement, ipPartners was issued 29,990,917 shares of common stock in exchange for their forgiveness and discharge of certain obligations owed to ipPartners with respect to the property transferred to STI. Eurotech is a development-stage, Washington, D.C.-based, technology company, whose common stock is registered under the Exchange Act. Prior to the Exchange, Market LLC and James LLC controlled the Company.

In connection with the Exchange, on December 9, 2002, the Company, Market LLC and James LLC agreed to a recapitalization of the Company, whereby $5,225,000 in stated value of a new series of preferred stock, designated Series C 5% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") was issued by the Company, in exchange for $5,225,000 of convertible promissory notes, inclusive of accrued interest, as well as, for the agreement by James LLC and Market LLC to collectively surrender 269,918,261 shares of the Company's common stock prior to the consummation of the above Exchange agreement between the Company and Eurotech, among others.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY ACQUISITIONS  (Continued)

Acoustic Core(TM) Technology (Continued)
----------------------------

The rights licensed from Eurotech in the Exchange consist of certain proprietary technology known as Acoustic Core used to detect illicit substances, and certain cryptology technology held by Eurotech's subsidiary, Crypto. Since Eurotech owned 80% of the common stock of the Company on December 9, 2002, the technology acquired from Eurotech was recorded by the Company at Eurotech's carrying value of $1,300,000. Eurotech had purchased the rights to such technologies in 2001. The Company's technical employees and advisors concluded that as of December 2002, the Company has established technological feasibility for its ultimate security product to be marketed. Additional development services and testing are necessary to complete the product development. The Company will begin to amortize this asset over the economic useful life of five years when the technology is available for general release to its customers. The Company is engaged in a project with the U.S. Air Force to evaluate the Acoustic Core(TM) technology for use in the inspection of cargo. The technology utilizes acoustic waves to detect illicit materials and density changes. In addition, the Company is in the process of adapting such technology for use in the detection of concealed weapons on persons that cannot be detected by traditional metallic screeners.

Acquisition of Ergo Systems, Inc.
---------------------------------

On January 14, 2003, the Company completed the acquisition of Ergo, a Virginia corporation from Ocean Data Equipment Corporation, a Delaware corporation ("ODEC") now called Syqwest, Inc.("Syqwest"). The Chairman of the Company is also the Chief Executive Officer of Syqwest. The Company agreed to pay Syqwest $400,000 in cash, payable without interest over a period of one year. This purchase price was later modified to require $50,000 due at closing, $150,000 due upon the completion of Phase I research efforts as they relate to the advancement of Acoustic Core technology in the inspection of cargo containers (of which $126,900 has been advanced to Syqwest as of June 30, 2003), $100,000 due upon completion on Phase 2 research efforts as they relate to cargo inspection, and a final payment of $100,000 due upon completion of Phase 3 research efforts as they relate to cargo inspection. At June 30, 2003, the Company was still in Phase 1 of this project (see Note 14c).

The funds for this acquisition are expected to come from operating capital and future earnings.

Ergo's assets consist of a U.S. Government General Services Administration contract to provide border security logistic support and product development services to the United States Government and related unpatented technology. The Company will continue to provide these support services to five U.S. Border ports of entry in the states of California, Texas, Michigan and New York. The government contract is renewable annually, unless cancelled by either party.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY ACQUISITIONS (Continued)

Acquisition of Ergo Systems, Inc. (Continued)
---------------------------------

The purchase price of $400,000 was allocated entirely to this contract. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14, 2003. Amortization expense related to the contract for the year ended June 30, 2003 was $66,668.

Future amortization expense to be incurred on this contract is as follows:

                                 Years Ending
                                   June 30,                           Amount
                                 -----------                        ----------
                                    2004                            $  133,336
                                    2005                               133,336
                                    2006                                66,660
                                                                    ----------
                                                                    $  333,332
                                                                    ==========

The following summarized proforma (unaudited) information assumes the acquisition had occurred on July 1, 2001.

                                             For the Year         For the Year
                                                 Ended                Ended
                                              June 30,2003        June 30,2002
                                              ------------        ------------

              Revenue                         $ 1,253,547         $   729,896
              Loss from
                continuing operations          (4,050,099)           (255,955)

              Gain (loss) from
                discontinued operations           998,713          (2,213,288)

              Net loss                        $(3,227,716)        $(2,405,765)

              Loss per share                  $     (0.03)        $     (0.01)


Note: Results of operations of Ergo is included in consolidated financial statements commencing January 14, 2003

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY ACQUISITIONS (Continued)

Acquisition of Ergo Systems, Inc. (Continued)
---------------------------------

At June 30, 2003, the Company owes ODEC $273,100 related to the purchase of Ergo's assets. This liability is included in Accounts payable in the accompanying consolidated balance sheet (see Note 5).

Agreement to Acquire ASI Technology Corporation Assets
------------------------------------------------------

On March 19, 2003, the Company and ASI Technology Corporation, a Nevada corporation, ("ASI") entered into a Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The Chief Executive Officer of the Company was a significant employee of ASI during the two years prior to this agreement. The closing of the transaction will occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (June 17, 2003). The transaction did not close as of June 30, 2003 and management believes that it will close during the quarter ending December 31, 2003. No assurance can be given that the transaction will close.Under an interim arrangement, the Company will receive revenues from these contracts billed for periods after April 1, 2003 and will be obligated for all related costs. Markland has agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support. These fees amounted to $7,500 as of June 30, 2003.

In consideration, the Company agreed to pay ASI $1,000,000, of which $150,000 is payable in cash, $10,000 of which was paid on execution of the Agreement and $10,000 of which is payable every thirty days following the date of execution of the Agreement until the closing, at which time the remaining balance is due and payable. In addition to the cash payment, the Company is required to issue to ASI, on closing, $850,000 worth of the Company's common stock at the then current market price (see Note 14 b). In the event that the Company fails to register such stock on behalf of ASI, or if a registration statement for the shares is delayed, the Company will have to issue an additional $150,000 worth of common stock to ASI.

In connection with the Agreement, ASI and the Company entered into a registration rights agreement entitling ASI to include its shares of the Company's common stock in future registration statements filed by the Company under the Securities Act of 1933 in connection with public offerings of the Company's common stock.

Also in connection with the Agreement, ASI and the Company entered into a sublicense agreement pursuant to which ASI has sublicensed to the Company the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. Markland has agreed to pay ASI $5,000 per month for these rights for a period of 24 months, of which $20,000 has been paid to ASI under this agreement and is included in selling, general and administrative expenses for the year ended June 30, 2003.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY ACQUISITIONS (continued)

Agreement to Acquire ASI Technology Corporation Assets (continued)
------------------------------------------------------

The closing of the purchase of the plasma antenna technology is subject to a number of conditions and the Agreement may be terminated prior to closing under certain circumstances.

As of June 30, 2003, the Company has made total payments of $65,000 to ASI in connection with the Agreement, which was included in Advances on Purchase of ASI Technology in the accompanying consolidated balance sheet. As of June 30, 2003, this agreement has not yet been finalized. For the year ended June 30, 2003, the Company had total revenues of $112,251 and costs of revenues of $99,973 from this contract.(excludes administrative support and license fees)

NOTE 5 - ACCOUNTS PAYABLE

Included in accounts payable at June 30, 2003 are the following expenses:

              Research & Development costs - related party      $  300,000
              Research & Development costs                         222,657
              Ergo purchase - related party (Note 4)               273,100
              Border security logistics costs                      207,229
              Dividends payable                                    152,716
              Legal and professional fees                          131,243
              General and administrative expenses                  110,855
              Sales and marketing expenses                          43,836
                                                                -----------
                                                                $1,441,636
                                                                ===========

NOTE  6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities at June 30, 2003 are the following expenses:

              Accrued border security logistics costs           $  72,520
              Accrued expenses - other                             30,000
              Accrued Interest                                     16,750
                                                                ----------
                                                                $ 119,270
                                                                ==========

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 -LINES OF CREDIT

Secured Line of Credit
----------------------

On May 28, 2002, the Company received a notice of default from its secured lender, Market LLC, relating to a loan and security agreement and a related secured convertible revolving credit note, due to the Company's failure to make payments of principal and interest due under the note. As settlement for this default, on June 4, 2002, the Company entered into a Debt Restructuring Agreement, whereby the Company agreed to transfer legal title to the Vidikron shares to the lender in partial satisfaction of the indebtedness in the amount of $50,000.

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

On December 9, 2002, as part of the Company's recapitalization, in accordance with the Exchange Agreement entered between the Company and Market LLC, $3,812,000 representing principal and accrued interest under this line of credit was converted into 3,812 shares of the Company's newly issued Series C 5% Cumulative Convertible Preferred Stock (see Note 9).

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of June 30, 2003, approximately $16,750 of interest has been accrued on this note and is included in accrued expenses on the consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 is being amortized as interest expense over the period ending June 30, 2004. Amortization of this debt discount for the year ended June 30, 2003 was $41,666.

New Equity Line
---------------

On September 10, 2003 Markland entered into a Private Equity Credit Agreement with Brittany Capital Management, Ltd. ("Brittany"). Markland agreed to issue and sell to Brittany up to $10,000,000 worth of its common stock over the next three years. Prior to any sales, the Company is required to file a registration statement with the Securities and Exchange Commission, relating to the shares to be issued, and to have such registration statement declared effective.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 - SECURED LINE OF CREDIT (CONTINUED)

New Equity Line (continued)
---------------

After the registration statement is declared effective, Markland would be able to put shares to Brittany according to the terms outlined in the agreement. The minimum put amount is $1,000,000 over the life of the agreement and $25,000 per put. Failure to satisfy the minimum put requirement over the life of the Private Equity Credit Agreement will result in a charge to Markland.

Shares will be issued to Brittany, in connection with each put, at 92% of the average of the closing bid prices for the lowest (3) three (not necessarily consecutive) trading days during the (10) trading day period immediately following the put date. Under certain conditions, the Company will be required to issue additional shares and/or accrue financial penalties.

There can be no assurances that the Company will receive any proceeds from this agreement.

NOTE  8 - NOTES PAYABLE

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

On December 9, 2002, in accordance with the Exchange Agreement between the Company and James LLC, $1,413,000, including accrued interest of $45,973, was converted into 1,413 shares of the Company's newly issued Series C 5% Cumulative Convertible Preferred Stock in full settlement of the note (see Note 9).

On December 4, 2002, the Company entered into a note payable agreement with Market LLC for the principal amount of $11,500. Principal, together with interest, which accrued at the rate of 10% per annum, were both due upon demand. This note was paid-off in full on March 6, 2003.

In December 2002, the Company acquired one-year Directors and Officers Life Insurance Policy, effective December 9, 2002 through December 9, 2003. Terms include an option to extend the policy for an additional year at 200% of the current year's annual premium amount, which is $55,000. The Company is amortizing such amount into selling, general and administrative expense on a straight-line basis. At June 30, 2003, the total un-amortized premiums included in "prepaid insurance" in the accompanying consolidated balance sheet amounted to $22,917.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8 - NOTES PAYABLE (Continued)

On December 31, 2002, the Company entered into a premium financing agreement with a lending institution to finance the aforementioned policy. Under the terms of the agreement, the Company made an initial payment of $11,000 and commencing January 2003, is required to make 10 additional monthly installment payments of $4,549, which includes principal and interest of 7.33% per annum. As of June 30, 2003, the Company has total principal outstanding under this note in the amount of $17,004, which is included in Note Payable in current liabilities in the accompanying consolidated balance sheet.

NOTE  9 - STOCKHOLDERS' (DEFICIENCY) EQUITY

Preferred Stock
---------------

The Company is authorized to issue five million shares of preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Series A Non-Voting Redeemable Convertible Preferred Stock
----------------------------------------------------------

On February 25, 2000, the Company entered into a Stock Purchase Agreement, effective March 1, 2000 to purchase CWTel, Inc. from Charles Wainer for the sum of $1,200,000. Of the purchase price $200,000 was paid at closing, $700,000 was paid by the issuance of 360,000 shares of the Company's restricted common stock and $300,000 was to be paid in three equal payments at 90 days, 180 days, and 270 days from closing. These payments were represented by a promissory note in the amount of $300,000, which were included in liabilities from discontinued operations at June 30, 2002 and were collateralized by 30,000 shares of Series A Non-Voting Redeemable Convertible Preferred Stock ("Series A Preferred Stock"). During the year ended June 30, 2003, the Company issued these shares to Charles Wainer pursuant to the stock purchase agreement in settlement of their obligation under this promissory note.

The Series A Preferred Stock has no par value, is non-voting and has a stated value of $10 per share. The Preferred Stock is convertible at any time at the option of the Company, and cannot be converted by the holder. This stock is convertible at the rate of twenty (20) shares of common stock for each share of Series A Preferred Stock. This conversion rate may be adjusted at any time by the Company as a result of either the sale of the Company or as a result of a stock split or stock dividend that is issued by the Company while these shares remain outstanding.

The Company shall have the right, but not the obligation to, at any time after the issuance of these shares to redeem all or any portion of the outstanding shares of Series A Preferred Stock from the holder in cash at the stated value of $10 per share by sending notice to the holder. The Series A Preferred Stock has a liquidation preference of $10 per share. This stock does not accrue dividends.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - STOCKHOLDERS' (DEFICIENCY) EQUITY (continued)

Series B Convertible Preferred Stock
------------------------------------

On March 16, 2001, the Company issued 10 shares of its Series B convertible preferred stock to Market LLC in connection with the acquisition of Vidikron. The preferred stock was convertible into approximately 85% of the Company's outstanding common stock, on a non-diluted basis upon the effectiveness of a reverse stock split of the Company's outstanding common stock. The reverse stock split was effective June 21, 2001. The automatic conversion resulted in the Company's issuance of an aggregate of 254,911,356 shares of the Company's common stock to Market LLC on that date. As of June 30, 2003, there are no shares of Series B Preferred Stock issued and outstanding.

Series C 5% Cumulative Redeemable Convertible Preferred Stock
-------------------------------------------------------------

On December 9, 2002, the Company entered into an Exchange Agreement, among the Company and Market LLC and James LLC who agreed to exchange their convertible notes payable in the amount of $3,812,000 and $1,413,000, respectively ($5,225,000 in value), inclusive of accrued interest for 5,225 shares ($1,000 stated value) of the Company's newly issued Series C Preferred Stock. The Series C Preferred Stock is non-voting and has a liquidation preference of $1,000 per share.

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Series C 5% Cumulative Redeemable Convertible Preferred Stock (Continued)
-------------------------------------------------------------

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company calculated that as of the date of issuance there was a beneficial conversion feature in the amount of $1,367,821. The Company has recorded deemed dividends of $501,755, for the year ended June 30, 2003, relating to the accretion of these beneficial conversion features on the Preferred Stock. The deemed dividends increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and are included in stockholders' equity as a charge to accumulated deficit and a credit to additional paid-in capital. As the Series C Preferred Stock is convertible in stages over a period of 16 months, the Company will record the accrual of the deemed dividend of the beneficial conversion feature over this same period.

In addition, the Company has determined that the maximum potential exposure under the beneficial conversion feature using the assumptions that the fair market value is $0.15 at the date of conversion and accordingly a conversion price at 65% of market value should be used, amounts to approximately $2,800,000.

For the year ended June 30, 2003, dividends of $152,716 were accrued for the Series C Preferred Stock.

The holders are not subject to any limitations on the number of conversions of Series C Preferred Stock or subsequent sales of the corresponding common stock that they can effect, other than a prohibition on any holder having a beneficial ownership of more than 9.999% of the outstanding shares of the Company's common stock.

Series D Redeemable Convertible Preferred Stock
-----------------------------------------------

On June 17, 2003, the Company issued  to Eurotech16,000
shares of Series D Redeemable Convertible Preferred Stock in exchange for 100 million shares of the Company's common stock. The Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock") has a stated value of $1,000 per share, and a total liquidation value of $16 million. These shares are non-voting and do not accrue dividends.

The Series D Preferred Stock is convertible into shares of the Company's common stock at a variable percentage of the then current market price, subject to certain adjustments. If the market price of Markland common stock is less than or equal to $0.25, it is convertible at 80% of the market price. If the market price is greater than $0.25, but less than or equal to $0.50, it is convertible at 75% of the market value. If the market price is greater than $0.50, but less than or equal to $0.75, it is convertible at 70% of the market price. And if the market price is greater than $0.75, it is convertible at 65% of the market price.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - STOCKHOLDERS' (DEFICIENCY) EQUITY (continued)

Series D Redeemable Convertible Preferred Stock (Continued)
-----------------------------------------------

Markland can redeem the Series D Preferred Stock according to the following schedule. During the first 180 days after the closing it can be redeemed at 120% of the stated value and accrued dividends. From 181 days until 270 days it can be redeemed for 125% of the stated value and dividends. From 271 days and ending 360 days after the closing it can be redeemed for 135% of the stated value and dividends.

In accordance with EITF 98-5, the Company calculated that as of the date of issuance there was a beneficial conversion feature in the amount of $4,000,000. The Company has recorded deemed dividends of $4,000,000 for the year ended June 30, 2003, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock. The deemed dividends increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and are included in stockholders' equity as a charge to accumulated deficit and a credit to additional paid-in capital. The Series D Preferred Stock is convertible immediately.

In addition, the Company has determined that the maximum potential exposure under the beneficial conversion feature using the assumptions that the fair market value of the common stock is $0.19 at the date of conversion and accordingly a conversion price at 65% of market value should be used, amounts to approximately $8,800,000.

During the fourth quarter of fiscal 2003, the Company sold an additional 430 shares of Series D Preferred Stock to James LLC for net proceeds of $430,000. The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $107,500. The Company has recorded deemed dividends of $107,500 for the year ended June 30, 2003, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Series D Redeemable Convertible Preferred Stock (Continued)
-----------------------------------------------

During June of 2003, the Company sold an additional 180 shares of Series D Preferred Stock for net proceeds of $180,000. This issuance of preferred stock is subject to the same rights and preferences as the other Series D Preferred Stock that was issued by the Company during the year. As a result, the Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $45,000. The Company has recorded deemed dividends of $45,000 for the year ended June 30, 2003, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock. The deemed dividends increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and are included in stockholders' equity as a charge to additional paid-in capital and a credit to additional paid-in capital. The Series D Preferred Stock is convertible immediately.

In addition, the Company has determined that the maximum potential exposure under the beneficial conversion feature at the date of conversion using the maximum possible conversion price at 65% of market value amounted to approximately $97,000.

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

-  Director's Compensation
   -----------------------

In December 2002, the Company issued an aggregate of 400,000 shares of its common stock to two of its former directors as compensation for services rendered while employed with the Company. In February 2003, the Company agreed to pay one of the aforementioned directors $5,000 in lieu of 100,000 shares of previously issued common stock. For the year ended June 30, 2003, a charge to compensation expense related to the above transactions amounted to $8,000.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - STOCKHOLDERS' (DEFICIENCY) EQUITY (continued)

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                     Shares Issuable
                                                                       at Assumed
                                                                     Average Market
                                                       At June 30,   Price at June 30,
                                                          2003         2003 ($0.06)
                                                      ------------   -----------------
Convertible notes payable
   (Converted at 80% of market)                       $   500,000       10,417,000

Series A Redeemable Convertible preferred
   stock                                                  300,000          600,000

Series C 5% Cumulative Redeemable Convertible
  preferred stock (converted at 75% of market)          5,395,000      119,889,000

Series D Redeemable Convertible preferred
  stock (converted at 80% of market)                   16,430,000      342,292,000
                                                      ------------     ------------
      Total as of June 30, 2003                       $22,625,000      473,198,000
                                                      ============     ============
Subsequent commitments after June 30, 2003:

  Common and potential common stock issued:
     Shares issued to consultants                                        1,500,000
     Shares issued to ASI for purchase of assets                        17,000,000
     Shares issued to Syqwest, Inc. for
       unpaid services                                                  45,000,000
     360 shares of Series D preferred stock
       issued for cash (assumed average market
       price of $0.06 converted at 80% of market)                        7,500,000
                                                                       ------------
                                                                        71,000,000
                                                                       ============
Common shares potentially issuable to
  management, directors and a consultant
  pursuant to compensation agreements                                   59,000,000
                                                                       ============

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. The Company continues to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large scale or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company is subject to all of the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which are beyond the control of the Company.

Compensation and Consulting Agreements
--------------------------------------

Effective January 2003, the Company entered into a one-year compensation agreement with an officer and three three-year agreements with an officer and two consultants to the Company, which provide for aggregate monthly remuneration of $47,500.

One of these agreements provide for the issuance of 1.67% of the Company's outstanding common stock in three installments, 50% of the shares were issued on or about March 21, 2003, 25% of the shares on or about July 1, 2003 and 25% of the shares on or about October 1, 2003. If necessary, an additional issuance will occur on December 31, 2003, so that the total amount of shares issued up to December 31, 2003 will equal 1.67% of the outstanding common stock as of December 31, 2003.

Based on approximately 220 million common shares outstanding as of June 30, 2003, a total of approximately 3,700,000 shares of common stock would be issuable under this compensation agreement, of which 2,596,760 were issued during the year ended June 30, 2003. The amount charged to operations related to this agreement for the year ended June 30, 2003 amounted to approximately $124,000.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Compensation and Consulting Agreements (continued)
--------------------------------------

In addition, these three agreements, provide in total for the issuance of 5.01% of the Company's outstanding common stock in four installments on a fully diluted basis based upon certain performance criteria being met. Upon contract signing, the Company issued a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares; on or about July 1, 2003, Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares if the Second Quarter gross revenue target has been met; and on or about October 1, 2003 Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.67% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares, minus the aggregate number of Shares issued to these parties in the first two installments if the Third Quarter gross revenue target has been met. If necessary, an additional issuance will occur in January 2004, so that the total amount of shares issued will equal 5.01% of the outstanding common stock calculated on a fuly-diluted basis assuming the conversion of all convertible securities as of December 31, 2003.

The Company determined that approximately 37,000,000 shares of common stock may be issuable under these compensation agreements, of which 6,748,465 were issued during the period ended June 30, 2003. The amount charged to operations related to these agreements for the year ended June 30, 2003 was approximately $513,000.

The four agreements referred to above, also include a provision whereby each of these employees and consultants are eligible for an additional stock award which will be vested and issued after the first year anniversary of employment (such anniversary being January 1, 2004) equal to 0.6% of the Equity, then outstanding (2.4% in the aggregate). As of June 30, 2003, the Company has determined that the total number of shares which may issued under this award, amounts to approximately 18,000,000 shares, of which none have been issued during the year ended June 30, 2003. The amount charged to operations related to this award for the year ended June 30, 2003 amounted to approximately $1,100,000.

During December 2002 and amended on January 18, 2003, the Company entered into a consulting agreement for six months with an option to renew for an additional six months for services relating to corporate communications. The agreement provides for monthly fees of $7,000, plus expenses, and 20,000 shares of the Company's common stock. For the year ended June 30, 2003, the Company has issued this consultant 140,000 shares of restricted common stock total and has charged approximately $30,000 to operations related to these stock issuances.

During the months of February and March 2003, the Company entered into four new one-year consulting agreements, which provide for aggregate monthly remuneration of $3,000. In connection with those agreements, the Company issued 3,800,000 shares of restricted common stock. The shares were valued at $600,000, of which approximately $285,000 was charged to operations during the year ended June 30, 2003.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (continued)

Litigation
----------

The Quest Net Corp. and CWTel, Inc. were named defendants in a lawsuit filed in the Circuit Court in Broward County, Florida. The lawsuit alleges the Company has failed to pay a promissory note dated September 8, 2000 in the amount of $66,672 and issued a check as payment on the note that was returned due to insufficient funds. As of August 15, 2003 there has been no active litigation activity on the case for approximately twenty months. There have been some sporadic settlement discussions but no agreement has been reached at this time. No estimate can be given as to the ultimate loss which would be suffered by the Company should it lose this lawsuit.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE  11 - DISCONTINUED OPERATIONS

The Company has treated the disposition of CWTel in March 2002 and Vidikron in May 2002 as discontinued operations. The following information summarizes the operating results and liabilities of the discontinued operations included in the consolidated financial statements:

                                              For the Year         For the Year
                                                 Ended                Ended
                                                June 30,             June 30,
                                                  2003                 2002
                                              ------------         ------------
           Revenues                           $         -          $ 1,887,927
                                              ============         ============

           Income (loss) from operations          998,713           (3,259,421)
           Gain on disposition                          -            1,046,133
                                              ------------         ------------
           Income (loss) from
              discontinued operations         $   998,713          $(2,213,288)
                                              ============         ============

The income from discontinued operations for the year ended June 30, 2003 of $998,713 is a result of management of the Company completing an analysis of various obligations related to the discontinued operations. Management determined that $297,404 of liabilities related to the discontinued operations were either three years old (past the statute of limitations) or represented an overestimate of an accrual. In addition, a real estate lease obligation, which had been recorded in previous years at $706,309, was settled for $5,000.

               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11 - DISCONTINUED OPERATIONS (Continued)

During the year ended June 30, 2003, the Company converted a $300,000 promissory note related to the discontinued operations into 30,000 shares of Series A non-voting redeemable preferred stock (see Note 9).

As of June 30, 2003, there were no assets or liabilities remaining from discontinued operations.

The gain on disposition of discontinued operations for the year ended June 30, 2002 of $1,046,133 (net of $0 of income taxes) represented a gain from the discharge of indebtedness of the liabilities of CWTel, Inc. pursuant to a voluntary bankruptcy petition under Chapter 7, which was concluded in March 2002.

NOTE 13 - INCOME TAXES

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets or liabilities at June 30, 2003 are summarized as follows:

Net operating loss carryforward                              $ 3,400,000
Valuation allowance on net deferred tax asset                 (3,400,000)
                                                             ------------
      Deferred Tax Asset, Net                                $         -
                                                             ============

The Company has provided for a full valuation allowance on the net deferred tax asset due to the uncertainty of its realization.

There were no provisions for income taxes during the years ended June 30, 2003 and 2002 due to the Company's net losses. The Company has estimated federal net operating loss carryforwards to be approximately $9,740,000, which are available to offset future taxable income, if any, expiring through 2023. These losses may be subject to substantial limitations as a result of IRC Section 382 rules governing changes in control.

Further, the Company has not filed any federal, state or local income or franchise tax returns for the previous three years. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.

               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

a. In July 2003, the Company entered into a consulting agreement with Emerging Concepts, a California entity, whereby the Company issued to them 1,500,000 shares of its restricted common stock in exchange, for consulting services, which will be provided for a period of one year commencing on July 7 2003 and expiring on July 7 2004, unless terminated by either party, as defined in the agreement.

b. On July 10, 2003, the Company issued 17,000,000 shares of common stock to ASI in settlement of their obligation to issue $850,000 worth of common stock in connection with the Company's purchase of ASI technology. (Note 4)

c. On July 24, 2003, the Company entered into an Amended and Restated Exchange Agreement (the "Amended Exchange Agreement") with Syqwest, Inc., a Rhode Island corporation, and related party, formerly known as Ocean Data Equipment Corporation ("Syqwest"). Under this Amended Exchange Agreement, Syqwest agreed to receive 45,000,000 shares of the Company's restricted common stock, which was valued at $0.01 per share, as payment for $450,000 of unpaid services, which were performed by Syqwest in connection with the research efforts as it relates to the Vehicle Stopping Technology. (see Note 3).

Pursuant to the Amended Exchange Agreement, the Company has the right at any time by written notice to repurchase from Syqwest these 45,000,000 shares of restricted common stock at a purchase price of $0.01 per share.

d. During July and August 2003, the Company sold to a third party an additional 360 shares of Series D Preferred Stock for gross proceeds of $360,000. The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $90,000. The Company will record this deemed dividend of $90,000 in the first quarter of 2003, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock. The deemed dividends increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and are included in stockholders' equity as a charge to additional paid-in capital and a credit to additional paid-in capital. The Series D Preferred Stock is convertible immediately.

The Company has determined that the maximum potential exposure under the beneficial conversion feature at the date of conversion using the maximum possible conversion price at 65% of market value amounted to approximately $129,000.

e. On September 4, 2003, the Company signed a term sheet with Bay View Capital, LLC, a related party, in order to obtain a $1,400,000 bridge financing loan. This loan is not anticipated to cause any stock dilution and the proceeds from this loan will be used by the Company to fund the acquisitions of the Ergo and ASI assets (see Note 4). For consideration, the Company is required to make 24 monthly payments of principal and interest. Principal is calculated on a monthly basis using a "Cash Flow Recapture Mechanism" as defined in the agreement. Interest is payable at a rate of 12% per annum. The note is secured by, among other things, a first security interest in all assets of the Company.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (Continued)

f. On September 4, 2003, The Company's Board of Directors approved a resolution to affect a one-for-sixty reverse stock split. As a result, each sixty shares of common stock will be converted automatically into one share of common stock. To avoid the issuance of fractional shares of common stock, each fractional share resulting from the reverse split will be rounded up to a whole share. The reverse stock split does not reduce the 500,000,000 shares of common stock that the Company is authorized to issue. The resolution, which impacts shareholders of record as of September 5, 2003, is expected to become effective on or about October 26, 2003.

g. On September 4, 2003, The Company's Board of Directors approved a resolution to cancel its Series B convertible preferred stock.


h. During July 2003, 570 shares of Series C 5% Cumulative Redeemable Preferred Stock were converted into 12,500,000 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2003, the Board of Directors of Markland Technologies, Inc. (the "Company") dismissed Sherb & Co., LLP ("Sherb") as the Company's independent accountants for the year ending June 30, 2003. On January 24, 2003, Marcum & Kliegman LLP ("MKLLP") was engaged as the Company's new independent accountants.

Sherb's reports on the Company's Financial statements for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope or accounting principle, except that Sherb's opinion on the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000 financial statements included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

In addition, during the Company's two most recent fiscal years and through January 23, 2003, there was no disagreement with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Sherb, would have caused Sherb to make reference to the subject matter of the disagreement in connection with its reports.

During the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000 and through the date hereof, the Company did not consult MKLLP regarding any matters or events set forth in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS. The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-KSB and any changes in internal controls over financial reporting that occurred during the last quarter of its fiscal year.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

CONCLUSIONS. Based upon the Controls Evaluation, the Company has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with SEC requirements, the CEO conducted an evaluation of the Company's internal control over financial reporting ("Internal Controls") to determine whether there have been changes in Internal Controls occurred during the quarter that have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

-------------------- ----------- --------------- --------------- ---------------
                                                    TERM AS
       NAME              AGE          POSITION      DIRECTOR       YEAR BEGAN
-------------------- ----------- --------------- --------------- ---------------

ROBERT TARINI            44          Chairman        One Year          2002
-------------------- ----------- --------------- --------------- ---------------
DEL KINTNER              66             CEO          One Year          2002
-------------------- ----------- --------------- --------------- ---------------
KEN DUCEY, JR.           38             CFO          One Year          2002
-------------------- ----------- --------------- --------------- ---------------
CHAD VERDI               36         Director of          -              -
                                     Business
                                    Development
-------------------- ----------- --------------- --------------- ---------------
ERNIE MERCIER            67          Board of            -               -
                                     Advisors
-------------------- ----------- --------------- --------------- ---------------

Delmar R. Kintner, CEO
----------------------

Delmar Kintner began his career at the Center for Naval Analysis, a naval think tank working on highly classified Naval Warfare Programs. At the Center, he was responsible for analyzing a variety of Soviet-Sino technologies, and made recommendations as to the each of their viabilities. Delmar utilized that experience to consult with almost every major aerospace company, including Lockheed, Raytheon, and Boeing, helping them to successfully manage and market new technologies. Two examples of his success were the Advanced Anti-radiation Missile System (ANRAM), and Doppler radar, both of which are still in use today.

In 1999, Delmar formed Emerging Concepts, which focused on providing systems support to Department of Defense agencies and laboratories. Emerging Concepts was responsible for bringing new voice processing and advanced loudspeaker technology to the Navy for defense.

Delmar has been a consultant for American Technologies Corporation, (ATC) for the last three years, where he has successfully transformed many of their commercial technologies into military applications, including non-lethal weaponry and acoustic technologies. For the previous 2 years, Delmar has been responsible for business development for ASI Technology Corporation, where he took ASI's dormant technology and built it into millions of dollars in contracts, including 6 separate revenue-generating contracts.

Ken Ducey, Jr., President
-------------------------

Mr. Ducey began his career as a trader at Salomon Brothers where he was responsible for actively traded technology companies listed on the NASDAQ exchange. In 1988, Mr. Ducey launched Palmtop Utilities, a consulting company that developed the first link between the Sharp Wizard and ACT! Contact management software. Mr. Ducey led Palmtop Utilities to become the largest dealer of Sharp Wizards, and secured licensing arrangements with Sharp, Contact Software International, and Microsoft. After successfully selling the assets of Palmtop Utilities, Mr. Ducey helped to develop The Outsourcing Institute, where he developed and sold multi million dollar contracts to MCI and Price Waterhouse Coopers. Mr. Ducey was nationally recognized in September 2000 as a leading expert in outsourcing. For the last three years, Mr. Ducey successfully led three small technology companies while working under the venture capital firm, Spencer Trask.

Robert Tarini, Chairman of the Board of Directors
-------------------------------------------------

Mr. Tarini worked at Raytheon for over 8 years, where he designed active sonar and Sonar Trainers for US and foreign customers which were installed onto every 688 class attack submarine and every SQQ-89 surface ship combat system, over 100 sea faring vessels in total. Mr. Tarini worked on the antiballistic missile radar system and weapons launch simulators from initial prototype development to deployment. These systems are still in use today.

Following Raytheon, Mr. Tarini took over as CEO of Ocean Data Equipment Corporation where he increased the revenue over 300%. Mr. Tarini oversaw the design and development of a complete line of scientific instruments targeted for geophysical and hydrographic research. Bob also developed a remote sensing technique, which is currently being applied to detecting illicit materials. Mr. Tarini was directly responsible for Ocean Data Equipment being awarded numerous multiple year multi million dollar government contracts

Ernie Mercier, Chairman of the Board of Advisors
------------------------------------------------

Ernie Mercier has worked for the United States Customs Service for the past 30 years. Ernie was formerly the Director of Research & Development for the US Department of Customs and headed the US Customs Service SouthWest division for many years. He was instrumental in bringing many technologies to the US borders, including backscatter X-Ray inspections, License Plate Readers, and Dedicated Commuter Lanes.

Chad Verdi, Director of Business Development
--------------------------------------------

Chad A. Verdi was the former Chairman of Eurotech Ltd, a public company that traded under the symbol (OTC Pink Sheet: EUOI). He was responsible for assisting the company in the establishment of strong business relationships with outside organizations with emphasis on identifying long-term strategic financial and joint venture opportunities. Mr. Verdi has helped raise over 25 million dollars for Eurotech since April 1999.

Mr. Verdi owns and co-owns several successful businesses in New England. He acts as a financial consultant to corporations in diversified industries. He has raised funds for start-up companies, and has developed two New England corporations into highly successful retail/wholesale businesses. His sizable commercial real estate developments and recent entrepreneurial transactions include major acquisitions and sales of various corporate entities. He was formerly the Chief Executive Officer of Coastal Foods Service and Provisions Inc. from 1988 - 2000.

         FAMILY RELATIONSHIPS
None of the Directors, Executive Officers, Promoters or Control Persons have family relationships amongst one another.

         CERTAIN LEGAL PROCEEDINGS
None of the Directors, Executive Officers, Promoters or Control Persons have any involvement in certain legal proceedings.

         AUDIT COMMITTEE
The full board acts as both the audit committee and the compensation committee. The Company intends to seek at least one independent director to serve on the audit committee who qualifies as a "financial expert" pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, and SEC rules promulgated thereunder, but has not as yet done so.

         CODE OF ETHICS
Due to Markland's relatively young life as a homeland security company, we are in the process of creating a Code of Ethics.

         BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.

Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2002, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph. Kenneth Ducey, Jr., Robert Tarini and Delmar Kintner each filed late Form 3's for fiscal year 2003.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

There is shown below information concerning the compensation of each person who served as our Chief Executive Officer during the fiscal year ended June 30, 2003, the four most highly compensated executive officers other than the CEO, (Markland has only 1 executive outside of the CEO), up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer.

                                                              LONG TERM COMPENSATION
                                   ANNUAL COMPENSATION                 AWARDS              PAYOUTS
                                                                               SECURITIES
                                                                               UNDERLYING
NAME AND PRINCIPAL   FISCAL                  OTHER ANNUAL    RESTRICTED STOCK   OPTIONS/     LTIP       ALL OTHER
    POSITION          YEAR      SALARY       COMPENSATION    AWARD(S)(1)(3)       SARs      PAYOUTS    COMPENSATION
------------------    ----     ---------     ------------    --------------    -----------  -------    ------------
Del Kintner, CEO      2003     $ 120,000     -                $343,097            -         $128,051
David Danovitch       2003        -          -                $ 10,000            -                -     $ 5,000(2)
Larry Shatsoff        2003        -          -                $  5,000            -         $ 76,677
Ken Ducey, Jr.        2003     $ 180,000     -                $650,268            -         $ 76,677
Robert Tarini         2003     $ 120,000     -                $650,268            -         $ 76,677
Chad Verdi            2003     $ 150,000     -                $650,268            -         $ 76,677

     (1) No dividend will be awarded on the restricted stock

     (2) Amount paid related to resignation agreements. Shatsoff relinquished his right to 100,000 shares of common stock for $5,000

     (3) Long Term Compensation Award are pursuant to three year employment and consultant agreements. None of the principals listed above held any Markland shares as of June 30, 2002.

No named executive officer received any form of non-cash compensation from us in the fiscal years ended June 30, 2002, or June 30, 2003, or currently receives any such compensation, in excess of 10% of the amount of the total amount of annual salary and bonus reported for the named executive officer above.

Option/SAR Grants Table
-----------------------

Markland did not grant any stock options or have any SARS outstanding or issued during the period covered by this report.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
--------------------------------------------------------------------------

Markland did not grant any stock options or have any SARS outstanding or issued during the period covered by this report.

Compensation of Directors
-------------------------

No direct or indirect remuneration was paid or became payable by us to the directors in their capacity as directors during fiscal 2003. We do not anticipate paying during the fiscal year ending June 30, 2003 any direct or indirect remuneration to any director in his capacity as director other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors may receive, restricted stock grants.

Employment Arrangements
-----------------------

Effective December 5, 2003, the Company entered into a one-year compensation agreement with an officer and three three-year agreements with an officer and two consultants to the Company, which provide for aggregate monthly remuneration of $47,500.

One of these agreements provide for the issuance of 1.67% of the Company's outstanding common stock in three installments, 50% of the shares were issued on or about March 21, 2003, 25% of the shares on or about July 1, 2003 and 25% of the shares on or about October 1, 2003. If necessary, an additional issuance will occur on December 31, 2003, so that the total amount of shares issued up to December 31, 2003 will equal 1.67% of the outstanding common stock as of December 31, 2003.

Based on approximately 220 million common shares outstanding as of June 30, 2003, a total of approximately 3,700,000 shares of common stock would be issuable under this compensation agreement, of which 2,561,022 were issued during the year ended June 30, 2003. The amount charged to operations related to this agreement for the year ended June 30, 2003 amounted to approximately $124,000.

In addition, the remaining three agreements provide in total for the issuance of 5.01% of the Company's outstanding common stock in four installments on a fully diluted basis based upon certain performance criteria being met. Upon contract signing, the Company issued a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares; on or about July 1, 2003, Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares if the Second Quarter gross revenue target has been met; and on or about October 1, 2003 Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.67% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares, minus the aggregate number of Shares issued to these parties in the first two installments if the Third Quarter gross revenue target has been met. If necessary, an additional issuance will occur on December 31, 2003, so that the total amount of shares issued up to December 31, 2003 will equal 5.01% of the outstanding common stock as of December 31, 2003.

The Company determined that approximately 37,000,000 shares of common stock would be issuable under these compensation agreements, of which 4,600,638 were issued during the year ended June 30, 2003. The amount charged to operations related to these agreements for the year ended June 30, 2003 was approximately $513,000.

The four agreements referred to above, also include a provision whereby each of these employees and consultants are eligible for an additional stock award which will be vested and issued after the first year anniversary of employment (such anniversary being January 1, 2004) equal to 0.6% of the Equity, then outstanding (2.4% in the aggregate). As of June 30, 2003, the Company has determined that the total number of shares to be issued under this award amounts to approximately 18,000,000 shares of common stock, of which none have been issued during the year ended June 30, 2003. The amount charged to operations related to this award for the year ended June 30, 2003 amounted to approximately $1,100,000.

During December 2002 and amended on January 18, 2003, the Company entered into a consulting agreement for six months with an option to renew for an additional six months for services relating to corporate communications. The agreement provides for monthly fees of $7,000, plus expenses, and 20,000 shares of the Company's common stock. For the year ended June 30, 2003, the Company has issued this consultant 140,000 shares of restricted common stock total and has charged approximately $30,000 to operations related to these stock issuances.

During the months of February and March 2003, the Company entered into four new one-year consulting agreements, which provide for aggregate monthly remuneration of $3,000. In connection with those agreements, the Company issued 3,800,000 shares of restricted common stock. The shares were valued at $600,000, of which approximately $285,000 was charged to operations during the year ended June 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                      EQUITY COMPENSATION PLAN INFORMATION

                                                             (a)                   (b)                    (c)
                                                      --------------------    ---------------      -------------------
                                                          NUMBER OF             WEIGHTED-         NUMBER OF SECURITIES
                                                       SECURITIES TO BE     AVERAGE EXERCISE      REMAINING FOR FUTURE
                                                     ISSUED UPON EXERCISE        PRICE OF        ISSUANCE UNDER EQUITY
                                                        OF OUTSTANDING         OUTSTANDING         COMPENSATION PLANS
                                                      0PTIONS, WARRANTS      OPTIONS, WARRANTS   (EXCLUDING SECURITIES
                                                          AND RIGHTS           AND RIGHTS        REFLECTED IN COLUMN (a))
                                                      --------------------    ---------------      -------------------
PLAN CATEGORY
-------------

Equity compensation plans approved by
  security holders                                             -               $    -                    -

Equity compensation plans not approved by
   securityholders                                         12,901,660 (1) (2)       -                     -
      Total                                                12,901,660          $    -                     -

     (1) Consists of restricted stock grants to employees, consultants, directors approved by the Board of Directors

     (2) Additional shares may be issuable pursuant to a one-year employment agreement to an officer and certain other three-year employment and consulting agreements approved by the Board of Directors. Assuming all financial and performance measurements have been met, 38,716,340 of additional shares would be then issuable.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

                                                SHARES OF            PERCENTAGE
NAME AND ADDRESS (1)                        CAPITAL STOCK (2)         OF CLASS
================================================================================

COMMON STOCK
------------

Eurotech, Ltd.
10306 Eaton Place, Suite 220
Fairfax, VA 22030                             136,621,298              44.63%

Syqwest, Inc.
88 Royal Little Drive
Providence, RI 02904                           45,000,000 (3)          14.70%

ipPartners, Inc.
P.O. Box 1490
Coventry, RI 02816                             29,990,917 (4)          9.80%

James LLC
P.O. Box 866
George Town Anderson Square Building
Shedden Road
Cayman Islands
British West Indies                            29,954,396 (5)           9.9%

ASI Technology Corporation
980 American Pacific Drive, #111
Henderson, NV 89014                            15,980,000               5.22%

Robert Tarini
C/o Markland Technologies, Inc.                34,939,802 (6)          11.41%

Kenneth P. Ducey, Jr.
C/o Markland Technologies, Inc.                 4,948,885               1.67%

Delmar R. Kitner
C/o Markland Technologies, Inc.                 4,948,885               1.67%

All Directors and Executive Officers
   as a Group (3 persons)                      44,837,572 (7)          15.13%

(1) The address of each of the persons named in the table above, unless otherwise indicated, is c/o Markland Technologies, Inc., #207 - 54 Danbury Road, Ridgefield, Connecticut 06877.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of September 5, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. This table has been prepared based on 306,136,790 shares of Common Stock, outstanding as of September 5, 2003.

(3) Does not include 4,948,885 shares of Common Stock owned by Robert Tarini, Chairman of the Board of the Company and a Director and minority stockholder of Syqwest, Inc. Mr. Tarini disclaims beneficial ownership of the shares of Common stock owned by Syqwest, Inc.

(4) Does not include 4,948,885 shares of Common Stock held by Robert Tarini, Chairman of the Board of the Company and a Director and majority stockholder of ipPartners, Inc.

(5) Does not include shares of Common Stock issuable upon conversion of the shares of Series C Preferred Stock and the shares of Series D Convertible Preferred Stock owned by James LLC. See notes 8 and 9.

(6) Includes the 29,990,917 shares of Common Stock owned by ipPartners, Inc. but does not include the 45,000,000 shares of Common Stock owned by Syqwest, Inc. of which Mr. Tarini disclaims beneficial ownership. See notes 3 and 4.

(7) Includes the 29,990,917 shares of Common Stock owned by ipPartners, Inc. See note 6.

(8) As of September 5, 2003, James, LLC as owner of Series C and D Preferred Shares could elect to convert their Preferred Shares into 23,047,726 Markland Common Shares, except they are never permitted to own more than 9.99% of the Outstanding Markland Common Shares at any time in aggregate.

        As of September 5, 2003, Market, LLC as owner of Series C and a Convertible Note could elect to convert their Preferred Shares and note into 49,584,425 Markland Common Shares, except they are never permitted to own more than 9.99% of the Outstanding Markland Common Shares at any time in aggregate.

        As of September 5, 2003, Woodward, LLC as owner of Series D Preferred Shares could elect to convert their Preferred Shares into 200,000,000 Markland Common Shares, except they are never permitted to own more than 9.99% of the Outstanding Markland Common Shares at any time in aggregate. James, LLC, Market, LLC, and Woodward, LLC are not permitted by terms of their respective agreements to own in aggregate amongst all 3 parties a cumulative total of over 9.99% of the total outstanding common shares of Markland.

The Series C Preferred Stock is convertible into Common Stock at the option of the holder at the rate of 10% per month from June 9, 2003, at a conversion price ranging from 65% to 80% of the Common Stock's market price at the time of conversion. Assuming an average market price of $0.10 and a conversion rate equal to 80% of the market price and taking into account accrued interest, the Series C Preferred Stock would convert into an aggregate of 62,757,151 shares of Common Stock. The Registrant's Articles of Amendment, as amended to date, provided, however, that the number of shares of Common Stock that may be acquired upon conversion of the Series C Preferred Stock by any holder thereof shall be limited to the extent that such holder, or such holder's affiliate or other person whose beneficial ownership would be aggregated with such holder for purposes of Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act") shall not exceed 9.999% of the issue and outstanding shares of Common Stock.

The Series D Preferred Stock is convertible into Common Stock at the option of the holder at the at a conversion price ranging from 65% to 80% of the Common Stock's market price at the time of conversion. Assuming an average market price of $0.10 and a conversion rate equal to 80% of the market price and taking into account accrued interest, the Series D Preferred Stock would convert into an aggregate of 209,875,000 shares of Common Stock. The Registrant's Articles of Amendment, as amended to date, provided, however, that the number of shares of Common Stock that may be acquired upon conversion of the Series D Preferred Stock by any holder thereof shall be limited to the extent that such holder, or such holder's affiliate or other person whose beneficial ownership would be aggregated with such holder for purposes of Section 13(d) of the Exchange Act shall not exceed 9.999% of the issue and outstanding shares of Common Stock.


CHANGES IN CONTROL

1. December 2002. Pursuant to an Exchange Agreement dated December 9, 2002 by and among Eurotech, Ltd., Markland, Crypto.com, Inc. (a wholly-owned subsidiary of Eurotech), Security Technology, Inc., ipPartners, Inc., Market LLC and James LLC, Eurotech and Crypto.com agreed to license and transfer certain intellectual property to Security Technology, Inc., a newly-formed subsidiary of Markland, in exchange for 239,927,344 shares of Markland Common Stock.

When the transaction closed on December 19, 2002, Eurotech beneficially owned 80% of our Common Stock and we became its majority-owned subsidiary. Eurotech, whose shares are publicly traded, files reports with the SEC under the Exchange Act. We also issued 29,990,917 shares of our Common Stock to ipPartners,Inc. in exchange for discharge of certain obligations owed in connection with property transferred to our subsidiary, Security Technology, Inc.

In connection with this transaction, we recapitalized our company and issued Market LLC and James LLC $5.25 million in stated value of our Series C Preferred Stock in exchange for $5.25 million of our convertible promissory notes and all of our shares of Common Stock then held by such companies.

Contemporaneously with the closing, the Company's Board of Directors appointed Kenneth P. Ducey, Robert Tarini and Delmar R. Kintner to serve as directors. Lawrence Shatsoff resigned as director and President, and David E. Danovitch resigned as director. Delmar R. Kintner was appointed President, and Kenneth P. Ducey, Jr. was appointed Executive Vice President and Secretary, of the Company.

2. July 2003. We entered into an Exchange Agreement dated July 9, 2003 with Syqwest, Inc. pursuant to which it agreed to receive 45,000,000 shares, valued at $0.01 per share, of our common stock as the form of payment for $450,000 that we owed to Syqwest in connection with services it rendered to us, which agreement was amended and restated in an Amended and Restated Exchange Agreement dated July 24, 2003 (the "Amended Exchange Agreement"). The Amended Exchange Agreement provides that we may re-purchase some or all of such shares for $0.01 per share. The services rendered by Syqwest involved engineering, a field technician, purchasing and program management in connection with our Vehicle Stopping System and SIRS secondary inspection tracking device that are integral to the border security technology business we are engaged in pursuant to the U.S. government's initiatives to increase homeland security. The issuance of such shares resulted in a change of control such that Eurotech Ltd., the former majority holder of our common stock, became a minority holder.

At this time, there are no other pending agreements, which may result in a change in control of Markland Technologies.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, Markland has had multiple transactions with Market, LLC, James, LLC, and Markland, LLC, who share the same controlling entity. These parties currently own less than 10% in aggregate of Markland's common stock and own all of the outstanding Series C and Series D Preferred Stock. The transactions are as follows:

1. In July 2001, James, LLC elected to convert $2,500,000 of the principal amount of its $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. Pursuant to James LLC's conversion election, we issued 43,750,000 shares of our common stock.

2. On December 9, 2002 in connection with the Exchange Agreement dated as of December 9, 2002 by and among Eurotech, Ltd., Markland, Crypto.com, Inc., Security Technology, Inc., ipPartners, Inc., Markland, LLC and James, LLC, Eurotech, and Crypto agreed to license and transfer certain intellectual property to a newly formed subsidiary of Markland, Security Technology, Inc., in exchange for 239,927,344 of the Markland's newly issued common stock. At the time of the agreement, the Exchange Shares constituted 80% of the Company's outstanding common stock, which resulted in the Company becoming a majority-owned subsidiary of Eurotech.

As a result of the Exchange, Eurotech beneficially owned 80% of Markland's voting securities. Eurotech is a public company, whose common stock is registered under the Exchange Act. Prior to the exchange, Markland, LLC and James LLC controlled the Company.

In connection with the Exchange, on December 9, 2002, the Company, Market, LLC and James, LLC agreed to a recapitalization of the Company whereby $5.25 million in stated value of new series of preferred stock designated Series C 5% Cumulative Redeemable Convertible Preferred Stock was issued by Markland.

This preferred stock accrues dividends at the rate of 5% per year, payable in cash or common stock at the option of the holder. The Series C Preferred Stock is redeemable at any time by Markland, and cannot be converted prior to 6 months after issuance without the Company's consent. The Series C Preferred Stock is convertible into common stock at the option of the holder, at a conversion price ranging from 65% to 80% of the common stock's market price at the time of conversion.

On December 9, 2002, in connection with the above transaction, 29,990,917 shares were issued to ipPartners. ipPartners discharged certain obligations owed to ipPartners with respect to the intellectual property. ipPartners is controlled by Robert Tarini, the Chairman of Markland Technologies.

The rights licensed from Eurotech in the Exchange consisted of certain proprietary technology known as Acoustic Core(TM) used to detect illicit substances. The assets acquired from Crypto in the Exchange consist of cryptology software and related intellectual property.

3. On December 10, 2002, Markland entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000 with Market, LLC. The note may be converted at any time, in whole or in part, into shares of the Markland's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion.

4. On February 11, 2003, Markland sold to James, LLC 170 shares of Markland's Series C Preferred Stock.

5. On March 19, 2003, the Company and ASI Technology Corporation, a Nevada corporation, entered into a Technology Purchase Agreement where Markland agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. In addition to the cash payment of $150,000, Markland is required to issue $1,000,000 worth of Markland's common stock at the then current market price.

Del Kintner was a non-executive employee of ASI prior to this transaction.

6. During the fourth quarter of 2003, Markland sold to James, LLC 430 shares of Markland's Series D Preferred Stock for $430,000. The Series accrues no interest. The Series D Preferred Stock is redeemable at any time by Markland, and cannot be converted prior to 6 months after issuance without the Company's consent. The Series D Preferred Stock is convertible into common stock at the option of the holder, at a conversion price ranging from 65% to 80% of the common stock's market price at the time of conversion.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBIT INDEX

3.1 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. filed with the Florida Secretary of State on April 4, 2001, incorporated by reference to Exhibit 3.1 to Quest Net Corp.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 10, 2001.

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

3.5 Certificate of Designations of Rights and Preferences of the Series D Cumulative Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on April 30, 2003.

3.6 Articles of Amendment to Articles of Incorporation as pertains to the Certificate of Designations of Rights and Preferences of the Series D Series D Cumulative Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on September 16, 2003.

3.7 Certificate of Designations of Rights and Preferences of the Series A Non-Voting Convertible Preferred Stock of Markland Technologies, Inc., filed with the Florida Secretary of State on September 11, 2003.

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

10.10 Registration Rights Agreement dated the 19th day of March, 2003 by and between ASI Technology Corporation and Markland Technologies, Inc.

10.11 Exchange Agreement, dated as of March 27, 2003, by and between Eurotech, Ltd. and Markland Technologies, Inc. incorporated by reference to Exhibit 10.2 to Markland Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2003

10.12 Registration Rights Agreement dated March 27, 2003, by and between Eurotech, Ltd. and Markland Technologies, Inc.

10.13 Amended and Restated Exchange Agreement dated July 24, 2003 between Markland Technologies, Inc. and Syqwest, Inc., incorporated by reference from
Exhibit 10.1 to Markland Technologies Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2003

10.14 Preferred Securities Purchase Agreement with James, LLC dated February 2, 2003 relating to the issuance of 170 shares of Series C 5% Convertible Preferred Stock.

10.15 Preferred Securities Purchase Agreement with James, LLC dated April 1, 2003 relating to the issuance of Series D Convertible Preferred Stock

10.16 Private Equity Agreement Private Equity Credit Agreement by and between Markland Technologies, Inc. and Brittany Capital Management Limited on September 10, 2003

10.17 Registration Rights Agreement by and between Markland Technologies, Inc. and Brittany Capital Management Limited on September 10, 2003

10.18 Employment and consulting agreements dated December 5, 2002 for Delmar Kintner, Kenneth Ducey, Robert Tarini, and
Chad Verdi

31.1 Certification Pursuant to 17 CFR 240 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 17 CFR 240 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certication pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sabanes-Oxley Act of 2002

32.2 Certication pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sabanes-Oxley Act of 2002

(b) Reports on Form 8-K.

NONE

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MARKLAND, INC. AND SUBSIDIARIES



Dated: October 10, 2003


By: /s/ Del Kintner
    --------------------------
    Delmar Kintner
    President




Dated: October 10, 2003


By: /s/ Kenneth Ducey
    --------------------------
    Kenneth Ducey, Jr.
    Chief Financial Officer