Form 10QSB
period 2003-09-30
MARKLAND TECHNOLOGIES INC
filed 2003-11-19
CIK 1102833

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER 000-28863

                           MARKLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                           84-1334434
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                           Identification No.)

                             #207 - 54 DANBURY ROAD
                              RIDGEFIELD, CT 06877
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (203) 894-9700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 28, 2003, there were 6,143,391 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

         Transitional Small Business Disclosure Format (CHECK ONE):
Yes [ ] No [X]

================================================================================


                                     MARKLAND TECHNOLOGIES, INC.

                                             FORM 10-QSB

                                          TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2003                             3

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2003 and 2002                                            4

         Condensed Consolidated Statements of Stockholders' Equity for the
         three months ended September 30, 2003                                                 5 - 7

         Condensed Consolidated Statements of Cash Flows for the three months ended
         September 30, 2003 and 2002                                                               8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                     9 - 18

Item 2.  Management's Discussion and Analysis or Plan of Operations                          19 - 23

Item 3.  Controls and Procedures                                                                  24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        25

Item 2.  Changes in Securities and Use of Proceeds                                                25

Item 6.  Exhibits and Reports on Form 8-K                                                         26

Signatures                                                                                        27



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                            AT SEPTEMBER 30, 2003
                                 (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                                   $     27,574
  Accounts receivable (including $258,026 due from related party)             342,312
  Prepaid expenses and other current assets                                    11,028
                                                                         -------------
      TOTAL CURRENT ASSETS                                                    380,914
                                                                         -------------
OTHER ASSETS:
  Intangible assets - ERGO, net of amortization of $100,002                   299,998
  Intangible assets - ASI                                                   1,000,000
  Technology rights (Acoustic Core)                                         1,300,000
                                                                         -------------
      TOTAL OTHER ASSETS                                                    2,599,998
                                                                         -------------
      TOTAL ASSETS                                                       $  2,980,912
                                                                         =============
                      LIABILITIES AND STOCKHOLDERS' Equity
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including $275,514 due to related party)             $  1,257,907
  Accrued expenses and other current liabilities                              141,191
  Note payable                                                                 13,600
                                                                         -------------
      TOTAL CURRENT LIABILITIES                                             1,412,698

SECURED CONVERTIBLE PROMISSORY NOTE, less debt discount of $94,917            437,499
                                                                         -------------
      TOTAL LIABILITIES                                                     1,850,197
                                                                         -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A redeemable convertible preferred stock - no par
    value; 30,000 authorized, issued and outstanding;
    liquidation preference of $300,000                                        300,000
  Series C 5% cumulative convertible preferred stock -
    $.0001 par value; 8,000 authorized; 4,825 issued and
    outstanding; liquidation preference of $4,825,000                               1
  Series D 5% cumulative convertible preferred stock -
    $.0001 par value; 40,000 authorized; 16,790 issued and
    outstanding; liquidation preference of $16,790,000                              2
  Common stock - $.0001 par value; 500,000,000 authorized
    4,969,341 shares issued and outstanding                                       498
  Additional paid-in capital                                               15,478,366
  Unearned compensation                                                    (3,963,481)
  Accumulated deficit                                                     (10,684,671)
                                                                         -------------
     TOTAL STOCKHOLDERS' EQUITY                                             1,130,715
                                                                         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                           $  2,980,912
                                                                         =============

    See accompanying notes to condensed consolidated financial statements.


                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                            (UNAUDITED)

                                                                      2003              2002
                                                                  ------------      ------------
REVENUES (including $108,592 of revenues from related party)      $   306,724       $        --

COST OF REVENUES (including $114,613 of costs incurred to
    a related party)                                                  256,956                --
                                                                  ------------      ------------
GROSS PROFIT                                                           49,768                --
                                                                  ------------      ------------
OPERATING EXPENSES:
  Selling, general and administrative                                 497,812            46,396
  Compensatory element of stock issuances for
    selling, general and administrative fees                          401,980                --
  Amortization of intangible assets                                    33,334                --
                                                                  ------------      ------------
    TOTAL OPERATING EXPENSES                                          933,126            46,396
                                                                  ------------      ------------
OPERATING LOSS                                                       (883,358)          (46,396)
                                                                  ------------      ------------
OTHER EXPENSES, NET:
  Interest expense                                                     28,578           106,433
  Other income                                                             --           (17,200)
                                                                  ------------      ------------
    TOTAL OTHER EXPENSES, NET                                          28,578            89,233
                                                                  ------------      ------------
    NET LOSS                                                         (911,936)         (135,629)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS                              90,000                --

PREFERRED STOCK DIVIDEND - SERIES C                                    65,689                --
                                                                  ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $(1,067,625)      $  (135,629)
                                                                  ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                           $     (0.19)      $     (0.03)
                                                                  ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                       4,746,887         4,998,487
                                                                  ============      ============

               See accompanying notes to condensed consolidated financial statements.


                               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                Series A Convertible
                                                     Common Stock                  Preferred Stock
                                                -------------------------     -------------------------
                                                  Shares         Amount         Shares         Amount
                                                ----------     ----------     ----------     ----------
                                                   (1)
Balance - July 1, 2003                          3,671,573      $     367         30,000      $ 300,000

Issuance of Series D convertible
  preferred stock                                      --             --             --             --
Preferred stock dividend - beneficial
  conversion feature - Series D                        --             --             --             --
Preferred stock dividend - beneficial
  conversion feature - Series D                        --             --             --             --
Conversion of Series C convertible
  preferred stock into common stock               208,333             21             --             --
Stock issued in connection with
  settlement of liabilities to a
  related party                                   750,000             75             --             --
Stock issued in connection with
  consulting agreement                              1,000             --             --             --
Stock issued in connection with
  acquisition of ASI assets                       283,333             28             --             --
Stock issued in connection with
  consulting agreements                            30,000              4             --             --
Amortization of employment/ and consulting
  agreements                                           --             --             --             --
Variable accounting adjustment of prior unearned
  compensation                                         --             --             --             --
Preferred stock dividend - Series C
  ($12.50 per share)                                   --             --             --             --
Additional stock issued in connection
  with employee/consulting agreements              25,102              3             --             --
Net loss                                               --             --             --             --
                                                ----------     ----------     ----------     ----------
Balance - September 30, 2003                    4,969,341      $     498         30,000      $ 300,000
                                                ==========     ==========     ==========     ==========

(1) Share amounts have been restated to reflect the 1-for-60 reverse stock split effected on October 27, 2003.

                    See accompanying notes to condensed consolidated financial statements.


                               MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                 Series C Convertible      Series D Convertible
                                                   Preferred Stock            Preferred Stock
                                                ----------------------     ---------------------
                                                 Shares        Amount       Shares       Amount
                                                --------      --------     --------     --------
Balance - July 1, 2003                            5,395       $     1       16,430      $     2

Issuance of Series D convertible
  preferred stock                                    --            --          360           --
Preferred stock dividend - beneficial
  conversion feature - Series D                      --            --           --           --
Preferred stock dividend - beneficial
  conversion feature - Series D                      --            --           --           --
Conversion of Series C convertible
  preferred stock into common stock                (570)           --           --           --
Stock issued in connection with
  settlement of liabilities to a
  related party                                      --            --           --           --
Stock issued in connection with
  consulting agreement                               --            --           --           --
Stock issued in connection with
  acquisition of ASI assets                          --            --           --           --
Stock issued in connection with
  consulting agreements                              --            --           --           --
Amortization of employment/ and consulting
  agreements                                         --            --           --           --
Variable accounting adjustment of prior unearned
  compensation                                       --            --           --           --
Preferred stock dividend - Series C
  ($12.50 per share)                                 --            --           --           --
Additional stock issued in connection
  with employee/consulting agreements                --            --           --           --
Net loss                                             --            --           --           --
                                                --------      --------     --------     --------
Balance - September 30, 2003                      4,825       $     1       16,790      $     2
                                                ========      ========     ========     ========

                   See accompanying notes to condensed consolidated financial statements.


                                    MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                                   Additional                              Total
                                                 Unearned            Paid-in         Accumulated        Stockholders'
                                               Compensation          Capital            Deficit            Equity
                                               -------------      -------------      -------------      -------------
Balance - July 1, 2003                         $ (4,381,379)      $ 13,900,104       $ (9,772,735)      $     46,360

Issuance of Series D convertible
  preferred stock                                        --            360,000                 --            360,000
Preferred stock dividend - beneficial
  conversion feature - Series D                          --             90,000                 --             90,000
Preferred stock dividend - beneficial
  conversion feature - Series D                          --            (90,000)                --            (90,000)
Conversion of Series C convertible
  preferred stock into common stock                      --                (21)                --                 --
Stock issued in connection with
  settlement of liabilities to a
  related  party                                         --            449,925                 --            450,000
Stock issued in connection with
  consulting agreement                              (11,400)            11,400                 --                 --
Stock issued in connection with
  acquisition of ASI assets                              --            849,972                 --            850,000
Stock issued in connection with
  consulting agreements                            (123,000)           122,996                 --                 --
Amortization of employment/and consulting
  agreements                                        401,980                 --                 --            401,980
Variable accounting adjustment of prior unearned
  compensation                                      150,318           (150,318)                --                 --
Preferred stock dividend - Series C
  ($12.50 per share)                                     --            (65,689)                --            (65,689)
Additional stock issued in connection
  with employee/consulting agreements                    --                 (3)                --                 --
Net loss                                                 --                 --           (911,936)          (911,936)
                                               -------------      -------------      -------------      -------------
Balance - September 30, 2003                   $ (3,963,481)      $ 15,478,366       $(10,684,671)      $  1,130,715
                                               =============      =============      =============      =============

                        See accompanying notes to condensed consolidated financial statements.


                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (UNAUDITED)

                                                             2003            2002
                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(911,936)      $(135,629)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Amortization of intangible assets                      33,334              --
      Amortization of debt discount                          20,833              --
      Compensatory stock issuances                          401,980              --
  Changes in operating assets and liabilities:
      Accounts receivable                                   (28,090)             --
      Prepaid expenses and other current assets              11,889           7,250
            Accounts payable                                200,582           7,288
      Accrued expenses and other current liabilities         21,921              --
                                                          ----------      ----------
  NET CASH USED BY CONTINUING OPERATIONS                    662,449          14,538

        NET CASH USED IN OPERATING ACTIVITIES              (249,487)       (121,091)
                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of ASI Assets                                   (85,000)             --
                                                          ----------      ----------
     NET CASH USED IN INVESTING ACTIVITIES                  (85,000)             --
                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable of secured line of credit                         --         116,433
  Proceeds from sale of preferred stock                     360,000              --
  Principal payments relating to premium
    financing agreement                                      (3,404)             --
                                                          ----------      ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             356,596         116,433
                                                          ----------      ----------
NET INCREASE (DECREASE) IN CASH                              22,109          (4,658)

CASH - BEGINNING                                              5,465           4,911
                                                          ----------      ----------
CASH - ENDING                                             $  27,574       $     253
                                                          ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

Non-cash investing and financing activities:
    Conversion of accounts payable
      into common stock                                   $ 450,000       $      --
                                                          ==========      ==========
    Acquisition of ASI assets by issuance
      of 283,333 shares of common stock                   $ 850,000       $      --
                                                          ==========      ==========
    Dividends on preferred stock                          $  65,689       $      --
                                                          ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the three months ended September 30, 2003 are not necessarily indicative of the result that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

         In December, 2002 Markland purchased an acoustic core technology (`Acoustic Core"), in January, 2003 Markland purchased the assets of Ergo Systems, Inc. ("Ergo"), in September, 2003 Markland purchased the intangible assets of ASI Technology Corporation ("ASI") and in October , 2003 Markland completed a business combination with Science and Technology Research Corporation, Inc. ("STR"). As a result of these transactions, Markland began to provide end-to-end solutions to the Department of Homeland Security ("DHS"). Markland's principal end customer is the United States Government.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $911,936 and $135,629 for the three months ended September 30, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $946,784 at September 30, 2003. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.       LOSS PER SHARE
         --------------

         Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       LOSS PER SHARE, Continued
         -------------------------

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

         At September 30, 2003, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as there are no options outstanding.

3.       Impact of Recently Issued Accounting Standards
         ----------------------------------------------

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on the Company's' financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated results of operations, financial condition or cash flows.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

         The purchase price of $400,000 related to the January 2003 acquisition of Ergo was allocated entirely to a contract with the United States Government. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14, 2003. Amortization expense related to the contract for the three month ended September 30, 2003 was $33,334.

         The intangible assets acquired from ASI on September 30, 2003 totaled $1,000,000. These assets are being amortized over a three-year period commencing October 1, 2003.

         Future amortization expense related to the above acquired intangible assets is as follows:

                       Years Ending
                         June 30,                 Amount
                      ----------------         -----------
                       2004 (9 months)         $  350,002
                       2005                       466,669
                       2006                       399,993
                       2007                        83,334
                                               -----------
                                               $1,299,998
                                               ===========

         The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of September 30, 2003. Accordingly, no amortization expense has been recorded through September 30, 2003.

         At September 30, 2003, the Company owes ODEC $223,100 related to the purchase of Ergo's assets. This liability is included in Accounts payable in the accompanying consolidated balance sheet.

5.       Purchase of Intangible Assets OF ASI Technology Corporation
         -----------------------------------------------------------

         On March 19, 2003, the Company and ASI Technology Corporation, a Nevada corporation, ("ASI") closed its Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The Chief Executive Officer of the Company was a significant employee of ASI during the two years prior to this agreement. Under an interim arrangement, the Company had received revenues from these contracts billed for periods after April 1, 2003 and was obligated for all related costs. Markland had agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support. These fees amounted to $7,500 as of September 30, 2003. The closing of this transaction occurred on September 30, 2003.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       Purchase of Intangible Assets OF ASI Technology Corporation (Continued)
         -----------------------------------------------------------------------

         In consideration, the Company paid $150,000 in cash of which $65,000 was paid by June 30, 2003 and $85,000 was paid by September30, 2003. In addition to the cash payment, the Company issued to ASI, on closing 283,333 shares of its common stock valued at $850,000.

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

         Also in connection with the Agreement, ASI and the Company entered into a sublicense agreement pursuant to which ASI has sublicensed to the Company the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. Markland has agreed to pay ASI $5,000 per month for these rights for a period of 24 months, of which $15,000 has been paid to ASI under this agreement and is included in selling, general and administrative expenses for the three months ended September 30, 2003.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       Secured Line of CrediT
         ----------------------

         On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of September 30, 2003, approximately $7,500 of interest has been accrued on this note and is included in accrued expenses on the consolidated balance sheet.

         The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 is being amortized as interest expense over the period ending June 30, 2004. Amortization of this debt discount for the three month ended September 30, 2003 was $20,835.

7.       New Equity Line
         ---------------

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

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.       NOTES PAYABLE
         -------------

         In December 2002, the Company acquired a one-year Directors and Officers Life Insurance Policy, effective December 9, 2002 through December 9, 2003. Terms include an option to extend the policy for an additional year at 200% of the current year's annual premium amount, which is $55,000. The Company is amortizing such amount into selling, general and administrative expense on a straight-line basis. At September 30, 2003, the total un-amortized premiums included in "prepaid insurance" in the accompanying consolidated balance sheet amounted to $13,600.

9.       STOCKHOLDERS' (DEFICIENCY) EQUITY
         ---------------------------------

         Preferred Stock
         ---------------

         Series B Convertible Preferred Stock
         ------------------------------------

         On September 4, 2003, the Company's board of directors approved a resolution to cancel its Series B convertible preferred stock.

         Series C 5% Cumulative Redeemable Convertible Preferred Stock
         -------------------------------------------------------------

         During July 2003, 570 shares of Series C 5% Cumulative Redeemable Preferred Stock were converted into 208,333 shares of the Company's common stock.

         For the three months ended September 30, 2003, dividends of $65,689 were accrued for the Series C Preferred Stock.

         Series D Redeemable Convertible Preferred Stock
         -----------------------------------------------

         During July and August 2003, the Company sold to a third party 360 shares of Series D Preferred Stock for gross proceeds of $360,000. The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $90,000. The Company recorded this deemed dividend of $90,000 in the first quarter of 2003, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock. The deemed dividends increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share and is included in stockholders' equity as a charge to additional paid-in capital and a credit to additional paid-in capital. The Series D Preferred Stock is convertible immediately.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.       STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)
         ---------------------------------------------

         On September 4, 2003, the Company's board of directors approved a resolution to effect a one-for-sixty reverse stock split. As a result, each sixty shares of common stock was converted automatically into one share of common stock. To avoid the issuance of fractional shares of common stock, each fractional share resulting from the reverse split was rounded up to a whole share. The reverse stock split does not reduce the 500,000 shares of common stock that the Company is authorized to issue. The resolution, which impacts shareholders of record as of September 5, 2003 became effective on or about October 27, 2003.

         In July 2003, the Company entered into a consulting agreement with Emerging Concepts, a California entity, whereby the Company issued to them 25,000 shares of its common stock in exchange for consulting services which will be provided for a period of one year commencing on July 7 2003 and expiring on July 7 2004, unless terminated by either party, as defined in the agreement.

         On July 10, 2003, the Company issued 283,333 shares of common stock to ASI in settlement of their obligation to issue $850,000 worth of common stock in connection with the Company's purchase of ASI technology.

         On July 24, 2003, the Company entered into an Agreement (the "Agreement") with Syqwest, Inc., a Rhode Island corporation, and related party, formerly known as Ocean Data Equipment Corporation ("Syqwest"). Under this Agreement, Syqwest agreed to receive 750,000 shares of the Company's restricted common stock as full consideration for $450,000 of unpaid services, which were performed by Syqwest in connection with the research efforts as it relates to the Vehicle Stopping Technology. Pursuant to the Agreement, the Company has the right at any time by written notice to repurchase from Syqwest these 750,000 shares of restricted common stock at a purchase price of $0.60 per share. Based on this redemption right and the restriction on the sale of such securities, the Company has valued these shares at the redemption price of $450,000.

         On September 4, 2003, the Company signed a term sheet with Bay View Capital, LLC, a related party, in order to obtain a $1,400,000 bridge-financing loan. This loan is not anticipated to cause any stock dilution and the proceeds from this loan will be used by the Company to fund the acquisition of Science and Technology Research Corp., Inc. as discussed in Note 13. For consideration, the Company is required to make 24 monthly payments of principal and interest. Principal is calculated on a monthly basis using a "Cash Flow Recapture Mechanism" as defined in the agreement. Interest is payable at a rate of 12% per annum. The note is secured by, among other things, a first security interest in all assets of the Company (see Note 13).

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      Net Loss Per Share
         ------------------

         Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                      Shares Issuable
                                                                        at Assumed
                                                          At            Average Market
                                                     September 30,  Price at September 30,
                                                          2003          2003 ($5.40)
                                                      ------------    -----------------
Convertible notes payable
   (Converted at 80% of market)                       $   500,000          115,733

Series A Redeemable Convertible preferred
   stock                                              $    30,000           10,000

Series C 5% Cumulative Redeemable Convertible
  preferred stock (converted at 75% of market)        $ 4,825,000        1,191,350

Series D Redeemable Convertible preferred
  stock (converted at 80% of market)                  $16,790,000        3,886,567
                                                      ------------     ------------
      Total as of September 30, 2003                  $22,145,000        5,203,650
                                                      ============     ============

Subsequent commitments after September 30, 2003:

Shares issued for the acquisition of Science and
  Technology Research Corp.                                              1,198,872

Common shares potentially issuable to
  management, directors and a consultant
  pursuant to compensation agreements                                      700,000
                                                                       ============

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.      Compensation and Consulting Agreements
         --------------------------------------

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

         The three three-year compensation agreements provide in total for the issuance of 5.01% of the Company's outstanding common stock in four installments on a fully diluted basis based upon certain performance criteria being met.

         As of September 30, 2003, a total of approximately 950,856 shares of common stock would be issuable under this compensation agreement, of which 180,856 were issued through September 30, 2003. The amount charged to operations related to this agreement for the three months ended September 30, 2003 amounted to approximately $242,500.

12.      Litigation
         ----------

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

13.      SUBSEQUENT EVENTS
         -----------------

         On October 27, 2003, the Company completed the acquisition of Science and Technology Research Corporation, Inc., a Maryland corporation ("STR"), by its subsidiary, Security Technology, Inc., a Delaware Corporation ("STI"), through a merger of STI with newly formed STR Acquisition Corporation, a Maryland Corporation. The Company agreed to pay $6,375,000 for STR which consisted of $900,000 in cash, $5,100,000 worth of Company common stock, and a promissory note of $375,000.

         The promissory note is collateralized by all of the assets of STR and 40% of the Common Stock of STR held by the Company. The purchase price is expected to be allocated substantially to intangible assets.

                  Markland Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13.      SUBSEQUENT EVENTS (Continued)
         -----------------------------

         The Company received the cash portion of the acquisition from a portion of a loan provided by Bayview Capital, LLC, ("Bayview"). Robert Tarini, Markland's Chairman, and Chad Verdi are affiliated with Bayview. The entire amount of the loan provided by Bayview was $1,400,000.

         The Company has also entered into a one year consulting agreement with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, the Company shall pay to Consultant the sum of $285,000 (the "FEE"). The Fee shall be payable as follows: $61,250 shall be payable on March 15, 2004, a second payment in the amount of $81,500, shall be due May 15, 2004, a third payment in the amount of $51,125 shall be on July 15, 2004, the fourth and final payment in the amount of $91,125, shall be on October 15, 2004.

         STR is a producer of the U.S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA). The Navy deploys the "man-portable" point detection system to detect all classic nerve and blister agents as well as other chemical warfare agent (CWA) vapors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

       Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2003, including, but not limited to, the section therein entitled "Risk Factors."

Basis of Presentation
---------------------

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the result that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

Business History
----------------

       Markland Technologies is the successor to a company known as A. P. Sales Inc., incorporated in Colorado in 1995 that purchased and sold office equipment and furniture. In November 1998, A. P. Sales was dissolved as a Colorado corporation, redomiciled in Florida under the name Quest Net Corporation, and entered the wireless telecommunications business. In March 2001, Quest Net acquired CWTel, Inc., a Florida corporation primarily in the business of wireless telecommunications. CWTel filed a voluntary bankruptcy petition in November 2001 and was issued a final decree in March 2002.

       In May 2001, Quest Net acquired all of the outstanding stock of Vidikron of America, Inc., a Delaware corporation engaged in the manufacture of high-end projection systems and support accessories for the home theater, consumer and commercial markets. As a result, Vidikron's sole stockholder, Market LLC, a Cayman Islands limited liability company, became Quest Net's majority stockholder and Vidikron became a wholly-owned subsidiary of Quest Net. This transaction was accounted for as a reverse acquisition and recapitalization of Vidikron, pursuant to which Vidikron was treated as the continuing entity. Quest Net subsequently changed its name to Markland Technologies, Inc.

         In order to cure a default in our obligations to Market LLC, we transferred all of our interest in Vidikron to Market, LLC in June 2002. As a result, we are no longer engaged in Vidikron's business and treated this as a discontinued operation.

         In December, 2002, we acquired the rights to develop, manufacture and distribute technologies related to acoustic and cryptology technologies from Eurotech, Ltd. in exchange for 3,998,789 shares of our common stock.

         In January 2003, we acquired Ergo Systems, Inc., a company in the business of providing border security logistic support and product development services to the United States government, in exchange for $400,000. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement evolutionary design enhancements to the Dedicated Commuter Lane systems installed at San Ysidro, California, Otay Mesa, California; and El Paso, Texas.

         In March 2003, we entered into a Technology Transfer Agreement with ASI Technology Corporation. We acquired the assets of ASI related to their gas plasma antenna technology in exchange for $150,000 in cash and 283,333 shares of our common stock.

         On October 27, 2003, we completed a 1-for-60 reverse split of our common stock. As a result, we now have 500,000,000 shares of our common stock authorized and 6,143,391 shares of our common stock outstanding.

Business Overview
-----------------

         We focus on providing certain emerging technology services and products to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for border and cargo security through the development of our emerging technologies and the acquisition of revenue producing assets. In addition, we manage engineering and scientific development programs designed to identify products and processes that we believe have unique or superior characteristics for use in homeland security.

         As a result of our acquisition of Ergo Systems, we have a maintenance contract with the Department of Homeland Security to maintain, integrate, and implement evolutionary design enhancements to the Dedicated Commuter Lane systems installed at San Ysidro, California, Otay Mesa, California, and El Paso, Texas. We believe that our experience in integrating solutions will be attractive to the Department of Homeland Security as they confront the various issues of protecting our borders. We anticipate our management and corporate infrastructure will continue to enable us to develop and acquire other technologies, services and products to expand our activities in this area.

         The Department of Homeland Security is starting to fund projects. We believe this trend will continue to grow.

         BORDER MAINTENANCE AND INTEGRATION SERVICES

         We acquired Ergo Systems in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement evolutionary design enhancements to the Dedicated Commuter Lane systems installed at San Ysidro, California, Otay Mesa, California, and El Paso, Texas. These systems are part of a larger Department of Homeland Security initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow.

         VAPOR DETECTION

         In October, 2003, we merged with Science and Technology Research Corporation, ("STR"), a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of security solutions. STR was the sole producer of the U. S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System. We believe that we are well positioned to capture additional sales in the United States and foreign markets.

         VEHICLE STOPPING SYSTEM

         We developed a Vehicle Stopping System to address the increasing risks of unauthorized and illegal entry into the United States. Our Vehicle Stopping System is designed to safely capture individuals who are trying to cross the border without authorization. The Vehicle Stopping System was successfully tested in June 2003 at the San Ysidro Border. As a result, we expect to market the Vehicle Stopping System to the Department of Homeland Security as well as local traffic and highway authorities.

         ACOUSTIC CORE(TM)

         We are currently working on a project with the United States Air Force via a Co-Operative Research and Development Agreement to utilize our proprietary Acoustic Core(TM) technology to inspect cargo. The Acoustic Core(TM) technology combines acoustics and gas vapor trace sensing technologies to detect illicit materials. While this contract does not generate revenue for us, we expect to develop the technology into a commercially viable product.

         APTIS(TM)

         We are also involved in the design and testing of APTIS(TM). The APTIS(TM) is a screening portal similar to metal detectors that people walk through in airports that screens humans for concealed weapons and can detect ceramic and plastic weapons. Although we continue to develop this prototype, we cannot predict when it will be ready for commercial use, and do not believe it is at any time in the foreseeable future.

         GAS PLASMA TECHNOLOGY

         We acquired gas plasma technology assets from ASI Technology Inc. and a license for plasma sterilization and decontamination in August, 2003. The assets include three ongoing government contracts and five issued patents with demonstrated applications in the fields of ballistic missile defense, phased array radar, and forward deployed decontamination. We are developing the plasma technology for military and commercial applications. However, we cannot predict when these products will be ready for commercial or military use.

         POTENTIAL TECHNOLOGY PURCHASES

         We are pursuing the purchase of revenue producing assets as part of our growth strategy to provide comprehensive solutions to the Department of Homeland Security.

         No assurances can be given that we can complete development of any technology or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large scale or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. We are subject to all of the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which are beyond our control.

Results of Operations
---------------------

         For the fiscal year ended June 30, 2002, we had no revenues and no operations. For the Fiscal Year ended June 30, 2003, we incurred a net loss of $2,836,881. We have substantial research and development and general and administrative expenses, and our revenues from our products and services have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2004, and we anticipate that we will need to raise additional capital to meet anticipated operating costs.

         As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability in future periods.

         During our fiscal year ending June 30, 2003, we realized $658,651 of revenue, which represented six months of operations. $546,400 of revenue was derived from the ERGO System contract and $112,251 was derived from the ASI contract.

         Our total operating expenses for the fiscal year ended June 30, 2003 were $3,827,526, which included a large cost for executive compensation, including $2,051,882 for a compensatory element of stock issuances.

         Our cost of revenues for the fiscal year ended June 30, 2003 was $445,218, which computes to a gross profit of $213,433.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         We had no operations and no revenues in the quarter ended September 30, 2002. As a result, a comparison to the three months ended September 30, 2002 would not be meaningful and has not been provided.

         For the quarter ended September 30, 2003, we incurred a net loss of $911,936.

         REVENUE: Revenue for the three months ended September 30, 2003 was $306,724. Of our revenues, approximately $160,949 was from sales under the contract we acquired from ERGO System and $145,775 was from the contracts we acquired from ASI.

         COST OF SALES: Cost of sales for the three months ended September 30, 2003 was $256,956. Cost of sales was primarily composed of $137,344 for ERGO $5,000 for Markland and $114,613 for Security Technology, Inc.

         SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expense for the three months ended September 30, 2003 was $497,812. Selling, general and administrative was primarily composed of Compensation.

         INTEREST AND FINANCING: Interest and financing expense for the three months ended September 30, 2003 was $28,578. Interest and financing expense was due to the $500,000 note and the outstanding shares of Preferred Series C.

         COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE FEES: Compensatory element of stock issuances for selling, general and administrative fees for the three months ended September 30, 2003 was $401,980.

Liquidity and Capital Resources
-------------------------------

         During the three months ended September 30, 2003, we experienced significant negative cash flow from operating activities developing and introducing our technologies. As of September 30, 2003, we had $27,574 in cash and cash equivalents. We expect that our revenues will not be sufficient to finance our ongoing activities.

         During the three months ended September 30, 2003, we financed our operations primarily through the sale of preferred stock and margins from product sales. During the three months ended September 30, 2003, we raised $360,000 from the sale of 360 shares of Series D Preferred Stock. We sold We believe that any required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

         The Series D preferred stock converts into common stock at a conversion price ranging from 65% to 80% of the market price of our common stock at the time of conversion. The Preferred Stock is convertible into shares of the Company's common stock at a variable percentage of the then current market price, subject to certain adjustments. If the market price of Markland common stock is less than or equal to $3.00, it is convertible at 80% of the market price. If the market price is greater than $3.00, but less than or equal to $6.00, at 75% of the market value. If the market price is greater than $6.00, but less than or equal to $9.00, at 70% of the market price. And if the market price is greater than $9.00, at 65% of the market price.

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

         On September 4, 2003, we received a loan from Bay View Capital, LLC, a related party, in the amount of $1,400,000. We used the money to fund the acquisitions of the Ergo Systems and ASI. We are required to make 24 monthly payments of principal and interest. The interest on the note is 12% per annum and is secured by all of our assets.

         Any equity-based source of additional funds could be dilutive to existing equity holders, and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our security products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs however, we cannot currently estimate the amounts of such costs.

Going concern
-------------

         For the year ended June 30, 2003, we incurred a net loss from continuing operations of $3,835,594 and had a working capital deficiency of $1,235,306. We have limited finances and require additional funding in order to market and license our products. There is no assurance that we can reverse our operating losses, or that we can raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

         If we continue to operate our business at the present level without any additional sales, we expect that our revenues will not be sufficient to finance our ongoing activities..

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective.

         During the three month period ended September 30, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A complaint against Quest Net Corp. and CWTel, Inc. was filed in circuit court in Broward County, Florida. The plaintiffs allege that we failed to pay a promissory note dated September 8, 2000 in the amount of $66,672 and issued a check as payment on the note that was returned due to insufficient funds. There have been sporadic settlement discussions but no agreement has been reached.

         We are also subject to various matters of litigation during our normal course of operations, which we believe will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.  Changes in Securities

         The shares of common stock listed below reflect our 1-for-60 reverse stock split in October, 2003.

         In July, 2003, we entered into a consulting agreement with Emerging Concepts, a California entity. As consideration for the consulting services, we issued 25,000 shares of our common stock to Emerging Concepts. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         On July 10, 2003, we issued 283,333 shares of our common stock to ASI Technology Corporation pursuant to a technology purchase agreement with ASI Technology dated March 19, 2003. This agreement required us to issue additional shares of our common stock in the event that we effected a reverse stock split. At the time of the issuance, the total value of these shares was $850,000. We issued these shares in reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         On July 24, 2003, we entered into an Amended and Restated Exchange Agreement with Syqwest, Inc., a Rhode Island corporation (formerly known as Ocean Data Equipment Corporation). Under this agreement, we issued Syqwest 750,000 shares of our common stock, valued at $0.60 per share, in payment for $450,000 worth of services rendered Syqwest. We have the option to repurchase these shares at $0.60 per share. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         We issued an aggregate of 360 shares of our Series D Preferred Stock to Southridge Capital Management for gross proceeds of $360,000 in the quarter ended September 30, 2003. Specifically, we issued 100 shares on July 1, 2003, 40 shares on July 11, 2003, 100 shares on August 1, 2003, 40 shares on August 14, 2003, and 80 shares on September 2, 2003. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Item No.          Description
         --------          -----------

         3.1 Articles of Merger between Quest Net Corp. and Parputt Enterprises, Inc. (filed as Exhibit 1.2 to our current report on Form 8-K filed with the SEC on March 20, 2000 and incorporated herein by reference).
         3.2      Articles of Incorporation of Quest Net Corp. (filed as Exhibit
                  1.3 to our current report on Form 8-K filed with the SEC on March 20, 2000 and incorporated herein by reference).
         3.2 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. (filed as Exhibit 3.1 to our current report on Form 8-K filed with the SEC on April 10, 2001, and incorporated herein by reference)
         3.2 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. (filed as Exhibit 3.3 to our annual report on Form 10-KSB filed with the SEC on October 15, 2001 and incorporated herein by reference)
         3.3 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. (filed as Exhibit 3.4 to our annual report on Form 10-KSB filed with the SEC on October 15, 2001 and incorporated herein by reference)
         3.4 Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock (filed as
                  Exhibit 3.5 to our current report on Form 8-K filed with the SEC on December 20, 2002 and incorporated herein by reference)
         3.5 Amended and Restated By-laws (filed as Exhibit 1.4 to our current report on Form 8-K filed with the SEC on March 20, 2000 and incorporated herein by reference)
         4.1 Form of common stock certificate (filed as Exhibit 4.1 to our quarterly report on Form 10-QSB filed with the SEC on February 14, 2003 and incorporated herein by reference)
         10.1 Amended and Restated Exchange Agreement dated July 24, 2003 between Syqwest, Inc. and us (filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 30, 2003 and incorporated herein by reference)
         10.2 Private Equity Credit Agreement dated September 10, 2003 between Brittany Capital Management Limited and us (filed as
                  Exhibit 10.16 to our annual report on Form 10-KSB filed with the SEC on October 14, 2003 and incorporated herein by reference)
         10.3 Registration Rights Agreement dated September 10, 2003 between Brittany Capital Management Limited and us (filed as Exhibit
                  10.17 to our annual report on Form 10-KSB filed with the SEC on October 14, 2003 and incorporated herein by reference)
         10.4     Consulting Agreement with Emerging Concepts dated July 7, 2003
         31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
         31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
         32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

(b) REPORTS ON FORM 8-K

         A current report on Form 8-K was filed on July 30, 2003 to report Items 1 and 7.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Markland Technologies, Inc.

Date: November 19, 2003                    By: /s/ Delmar R. Kintner
                                               -------------------------------
                                               Delmar R. Kintner
                                               Director, President and
                                               Chief Executive Officer Chairman

                                  Exhibit Index

         Item No. Description

         3.1 Articles of Merger between Quest Net Corp. and Parputt Enterprises, Inc. (filed as Exhibit 1.2 to our current report on Form 8-K filed with the SEC on March 20, 2000 and incorporated herein by reference).
         3.2      Articles of Incorporation of Quest Net Corp. (filed as Exhibit
                  1.3 to our current report on Form 8-K filed with the SEC on March 20, 2000 and incorporated herein by reference).
         3.2 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. (filed as Exhibit 3.1 to our current report on Form 8-K filed with the SEC on April 10, 2001, and incorporated herein by reference)
         3.2 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. (filed as Exhibit 3.3 to our annual report on Form 10-KSB filed with the SEC on October 15, 2001 and incorporated herein by reference)
         3.3 Articles of Amendment to the Articles of Incorporation of Quest Net Corp. (filed as Exhibit 3.4 to our annual report on Form 10-KSB filed with the SEC on October 15, 2001 and incorporated herein by reference)
         3.4 Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock (filed as
                  Exhibit 3.5 to our current report on Form 8-K filed with the SEC on December 20, 2002 and incorporated herein by reference)
         3.5 Amended and Restated By-laws (filed as Exhibit 1.4 to our current report on Form 8-K filed with the SEC on March 20, 2000 and incorporated herein by reference)
         4.1 Form of common stock certificate (filed as Exhibit 4.1 to our quarterly report on Form 10-QSB filed with the SEC on February 14, 2003 and incorporated herein by reference)
         10.1 Amended and Restated Exchange Agreement dated July 24, 2003 between Syqwest, Inc. and us (filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 30, 2003 and incorporated herein by reference)
         10.2 Private Equity Credit Agreement dated September 10, 2003 between Brittany Capital Management Limited and us (filed as
                  Exhibit 10.16 to our annual report on Form 10-KSB filed with the SEC on October 14, 2003 and incorporated herein by reference)
         10.3 Registration Rights Agreement dated September 10, 2003 between Brittany Capital Management Limited and us (filed as Exhibit
                  10.17 to our annual report on Form 10-KSB filed with the SEC on October 14, 2003 and incorporated herein by reference)
         10.4     Consulting Agreement with Emerging Concepts dated July 7, 2003
         31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
         31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
         32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350