Form 10QSB
period 2003-12-31
MARKLAND TECHNOLOGIES INC
filed 2004-02-23
CIK 1102833

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                        COMMISSION FILE NUMBER 000-28863

                          ----------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of January 30, 2004, there were 7,840,019 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

         Transitional Small Business Disclosure Format (CHECK ONE):
                                                                 Yes [ ]  No [X]

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                               December 31, 2003

                                  (UNAUDITED)


                                                                     Page Nos.
                                                                     ---------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)                     1
     At December 31, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)           2
     For the Six Months Ended December 31, 2003 and 2002

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)           3
     For the Three Months Ended December 31, 2003 and 2002

   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     (UNAUDITED)                                                       4 - 7
     For the Six Months Ended December 31, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)         8 - 9
     For the Six Months Ended December 31, 2003 and 2002

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)                                                      10 - 23

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF             24
              OPERATIONS

   ITEM 3 - CONTROLS AND PROCEDURES                                     32


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                           33

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEDURES                 33

   ITEM 6 - EXHIBITS AND REPORTS ON 8-K                                 35

   SIGNATURES                                                           36

PART I      FINANCIAL INFORMATION

                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                  AT DECEMBER 31, 2003

                                       (UNAUDITED)

                                         ASSETS
                                         ------

CURRENT ASSETS:
  Cash                                                                     $    118,977
  Accounts receivable (including $337,461 due from related party)             1,763,210
  Prepaid expenses and other current assets                                     152,734
                                                                           -------------
TOTAL CURRENT ASSETS                                                          2,034,921
                                                                           -------------
OTHER ASSETS:
  Property and Equipment, net of accumulated depreciation of $72,771             51,212
  Intangible assets - ERGO, net of amortization of $133,336                     266,664
  Intangible assets - ASI, net of amortization of $83,333                       916,667
  Technology rights (Acoustic Core)                                           1,300,000
  Intangible assets - STR                                                     6,314,037
                                                                           -------------
 TOTAL OTHER ASSETS                                                           8,848,580
                                                                           -------------
      TOTAL ASSETS                                                         $ 10,883,501
                                                                           =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including $478,506 due to related party)               $  1,704,673
  Accrued expenses and other current liabilities                                251,235
  Secured Convertible Promissory Note, less debt discount of $41,666            458,334
  Note payable - Current                                                        410,674
                                                                           -------------
      TOTAL CURRENT LIABILITIES                                               2,824,916

  Note payable - net of current (related party)                               1,197,769
                                                                           -------------
      TOTAL LIABILITIES                                                       4,022,685
                                                                           -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Series A redeemable convertible preferred stock - no par value;
    30,000 authorized, issued and outstanding                                   300,000
  Series C 5% cumulative convertible preferred stock -
    $.0001 par value; 8,000 authorized; 4,825 issued and
    outstanding; liquidation preference of $4,825,000                                 1
  Series D 5% cumulative convertible preferred stock -
    $.0001 par value; 40,000 authorized; 16,790 issued and
    outstanding; liquidation preference of $16,790,000                                2
  Common stock - $.0001 par value; 500,000,000 authorized;
    7,357,703 shares issued and outstanding                                         737
  Additional paid-in capital                                                 20,981,657
  Unearned compensation                                                      (3,097,201)
  Compensatory stock to be issued                                               187,500
  Accumulated deficit                                                       (11,511,880)
                                                                           -------------
     TOTAL STOCKHOLDERS' EQUITY                                               6,860,816
                                                                           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                             $ 10,883,501
                                                                           =============

         See accompanying notes to condensed consolidated financial statements.

                          MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                          (UNAUDITED)

                                                                      2003             2002
                                                                  ------------     ------------
REVENUES (including $225,210 of revenue from related parties)     $ 3,563,495      $        --

COST OF REVENUES (Including $192,934 of costs                       2,329,581               --
  incurred to a related party)                                    ------------     ------------

GROSS PROFIT                                                        1,233,914               --
                                                                  ------------     ------------
OPERATING EXPENSES:
  Selling, general and administrative                               1,126,966          171,552
  Compensatory element of stock issuances for
    selling, general and administrative fees                        1,539,142               --
  Amortization of intangible assets                                   150,001               --
  Depreciation and amortization                                         9,222               --
                                                                  ------------     ------------
    TOTAL OPERATING EXPENSES                                        2,825,331          171,552
                                                                  ------------     ------------
OPERATING LOSS                                                     (1,591,417)        (171,552)
                                                                  ------------     ------------
OTHER EXPENSES, NET:
  Interest expense                                                    147,728          169,786
  Other expense (income)                                                   --          (25,653)
                                                                  ------------     ------------
    TOTAL OTHER EXPENSES, NET                                         147,728          144,133
                                                                  ------------     ------------
    NET LOSS                                                       (1,739,145)        (315,685)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS                             186,250           48,380

PREFERRED STOCK DIVIDEND - SERIES C                                   130,540           15,989
                                                                  ------------     ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $(2,055,935)     $  (380,054)
                                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE                           $     (0.32)     $     (0.04)
                                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                       5,463,757        4,999,857
                                                                  ============     ============

            See accompanying notes to condensed consolidated financial statements.

                          MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                          (UNAUDITED)

                                                                      2003             2002
                                                                  ------------     ------------
REVENUES (including $116,618 of revenue from related parties)     $ 3,256,771      $        --

COST OF REVENUES (Including $78,321 of costs
   Incurred to a related party)                                     2,072,625               --
                                                                  ------------     ------------
GROSS PROFIT                                                        1,184,146               --
                                                                  ------------     ------------
OPERATING EXPENSES:
  Selling, general and administrative                                 629,154          125,156
  Compensatory element of stock issuances for
    selling, general and administrative fees                        1,137,162               --
  Amortization of intangible assets                                   116,667               --
  Depreciation and amortization                                         9,222               --

                                                                  ------------     ------------
    TOTAL OPERATING EXPENSES                                        1,892,205          125,156
                                                                  ------------     ------------
OPERATING LOSS                                                       (708,059)        (125,156)
                                                                  ------------     ------------
OTHER EXPENSES, NET:
  Interest expense                                                    119,150           63,354
  Other expense (income)                                                   --           (8,453)
                                                                  ------------     ------------
    TOTAL OTHER EXPENSES, NET                                         119,150           54,901
                                                                  ------------     ------------
    NET LOSS                                                         (827,209)        (180,057)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS                              96,250           48,380

PREFERRED STOCK DIVIDEND - SERIES C                                    64,851           15,989
                                                                  ------------     ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $  (988,310)     $  (244,426)
                                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE                           $     (0.18)     $     (0.04)
                                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           6,156,120        4,999,857
  OUTSTANDING                                                     ============     ============

            See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                                   (UNAUDITED)

                                                                           Series A Convertible
                                                   Common Stock              Preferred Stock
                                             ------------------------    ------------------------
                                               Shares        Amount        Shares        Amount
                                             ----------    ----------    ----------    ----------
                                                (1)
Balance - July 1, 2003                       3,671,573     $     367        30,000     $ 300,000

Issuance of Series D convertible
  preferred stock                                   --            --            --            --
Preferred stock dividend - beneficial
  conversion feature - Series D                     --            --            --            --
Preferred stock dividend - beneficial
  conversion feature - Series D                     --            --            --            --
Conversion of Series C convertible
  preferred stock into common stock            208,333            21            --            --
Stock issued in connection with
  settlement of liabilities to a
  related party                                750,000            75            --            --
Stock issued in connection with
  consulting agreement                           1,000            --            --            --
Stock issued in connection with
  acquisition of ASI assets                    283,333            28            --            --
Stock issued in connection with
  consulting agreements                         30,000             3            --            --
Additional stock issued in connection
  with employee/consulting agreements          801,350            81            --            --
Variable accounting adjustment of prior/
  Unearned compensation                             --            --            --            --
Preferred stock dividend - Series C
  ($12.50 per share)                                --            --            --            --
Stock issued in connection with
  consulting agreement                          60,826             7            --            --
Stock issued in connection with
  employment agreement                          11,509             1            --            --
Acquisition of Science and Technology
  Research Corporation, Inc.                 1,539,779           154            --            --
Amortization of employment/ and
  consulting agreements                             --            --            --            --
Net loss                                            --            --            --            --
                                             ----------    ----------    ----------    ----------
Balance - December 31, 2003                  7,357,703     $     737        30,000     $ 300,000
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

                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                                           (UNAUDITED)

                                                 Series C Convertible      Series D Convertible
                                                   Preferred Stock            Preferred Stock
                                                ----------------------     ---------------------
                                                 Shares        Amount       Shares       Amount
                                                --------      --------     --------     --------
Balance - July 1, 2003                             5,395      $      1       16,430     $      2

Issuance of Series D convertible
  preferred stock                                     --            --          745           --
Preferred stock dividend - beneficial
  conversion feature - Series D                       --            --           --           --
Preferred stock dividend - beneficial
  conversion feature - Series D                       --            --           --           --
Conversion of Series C convertible
  preferred stock into common stock                 (570)           --           --           --
Stock issued in connection with
  settlement of liabilities to a
  related party                                       --            --           --           --
Stock issued in connection with
  consulting agreement                                --            --           --           --
Stock issued in connection with
  acquisition of ASI assets                           --            --           --           --
Stock issued in connection with
  consulting agreements                               --            --           --           --
Additional stock issued in connection
  with employee/consulting agreements                 --            --           --           --
Variable accounting adjustment of prior unearned
  compensation                                        --            --           --           --
Preferred stock dividend - Series C
  ($12.50 per share)                                  --            --           --           --
Stock issued in connection with
  consulting agreement                                --            --           --           --
Stock issued in connection with
  employment agreement                                --            --           --           --
Acquisition of Science and Technology
  Research Corporation, Inc.                          --            --           --           --
Amortization of employment/ and consulting
  agreements                                          --            --           --           --
Net loss                                              --            --           --           --
                                                ---------     ---------    ---------    ---------
Balance - December 31, 2003                        4,825      $      1       17,175     $      2
                                                =========     =========    =========    =========

              See accompanying notes to condensed consolidated financial statements.

                          MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                                          (UNAUDITED)

                                                                     Additional      Compensatory
                                                      Unearned        Paid-in           Stock
                                                    Compensation      Capital        to be Issued
                                                    -------------   -------------    ------------
Balance - July 1, 2003                              $ (4,381,379)   $ 13,900,104    $         --

Issuance of Series D convertible
  preferred stock                                             --         745,000              --
Preferred stock dividend - beneficial
  conversion feature - Series D                               --         186,250              --
Preferred stock dividend - beneficial
  conversion feature - Series D                               --        (186,250)             --
Conversion of Series C convertible
  preferred stock into common stock                           --             (21)             --
Stock issued in connection with
  settlement of liabilities to a
  related  party                                              --         449,925              --
Stock issued in connection with
  consulting agreement                                   (11,400)         11,400              --
Stock issued in connection with
  acquisition of ASI assets                                   --         849,972              --
Stock issued in connection with
  consulting agreements                                 (123,000)        122,996              --
Additional stock issued in connection
  with employee/consulting agreements                         --             (81)             --
Variable accounting adjustment of
  prior unearned compensation                            273,633        (273,633)             --
Preferred stock dividend - Series C
  ($12.50 per share)                                          --        (130,541)             --
Stock issued in connection with
  consulting agreements                                 (350,000)        173,894         187,500
Stock issued in connection with
  employment agreements                                       --          32,796              --
Acquisition of Science and Technology
  Research Corporation, Inc.                                  --       5,099,846              --
Amortization of employment/and
  consulting agreements                                  401,980              --              --
Net loss                                                      --              --              --
                                                    -------------   -------------    ------------
Balance - September 30, 2003                        $ (3,097,201)   $ 20,981,657     $   187,500
                                                    =============   =============    ============

            See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                                   (UNAUDITED)


                                                                       Total
                                                   Accumulated     Stockholders'
                                                     Deficit          Equity
                                                   ------------    ------------

Balance - July 1, 2003                             $ (9,772,735)   $     46,360

Issuance of Series D convertible
  preferred stock                                            --         745,000
Preferred stock dividend - beneficial
  conversion feature - Series D                              --         186,250
Preferred stock dividend - beneficial
  conversion feature - Series D                              --        (186,250)
Conversion of Series C convertible
  preferred stock into common stock                          --              --
Stock issued in connection with
  settlement of liabilities to a
  related  party                                             --         450,000
Stock issued in connection with
  consulting agreement                                       --              --
Stock issued in connection with
  acquisition of ASI assets                                  --         850,000
Stock issued in connection with
  consulting agreements                                      --              --
Additional stock issued in connection
  with employee/consulting agreements                        --              --
Variable accounting adjustment of
  prior unearned compensation                                --        (130,541)
Preferred stock dividend - Series C
  ($12.50 per share)                                         --          11,400
Stock issued in connection with
  consulting agreement                                       --          32,797
Stock issued in connection with
  employment agreement                                       --              --
Acquisition of Science and Technology
  Research Corporation, Inc.                                 --       5,100,000

Amortization of employment/and
  consulting agreements                                      --       1,494,867
Net loss                                             (1,739,145)     (1,739,145)
                                                   -------------   -------------
Balance - September 30, 2003                       $(10,566,286)   $  7,806,717
                                                   =============   =============

     See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                 (UNAUDITED)


                                                      For the Six Months Ended
                                                            December 31,
                                                        2003            2002
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,739,145)    $  (315,685)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Amortization of intangible assets                 150,001              --
      Amortization of debt discount                      41,668              --
      Compensatory stock issuances                    1,539,142           4,000
      Depreciation                                        2,255              --
  Changes in operating assets and liabilities:
      Accounts Receivable                            (1,448,988)             --
      Prepaid expenses and other current assets
        assets                                           25,454          21,750
      Accounts payable and accrued expenses             545,299         249,655
                                                    ------------    ------------
        NET CASH USED IN OPERATING ACTIVITIES          (884,314)        (40,280)
                                                    ------------    ------------
CASH USED IN INVESTING ACTIVITIES:
  Purchase of ASI Assets                                (85,000)             --
  Purchase of STR                                      (784,170)             --
                                                    ------------    ------------
        NET CASH USED IN OPERATING ACTIVITIES          (869,170)             --
                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on note payable -premium
       financing                                        (17,004)             --
    Proceeds from Note Payable - Bayview              1,400,000              --
    Repayments to Note Payable - Bayview               (261,000)             --
    Proceeds from sale of preferred stock               745,000              --
    Proceeds from sale of common stock in
       private placement                                     --         340,000
                                                    ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       1,866,996         340,000
                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           113,512         299,720

CASH  - BEGINNING                                         5,465           4,911
                                                    ------------    ------------
CASH  - ENDING                                      $   118,977     $   304,631
                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                 (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                       2003            2002
                                                   ------------    ------------
Cash paid during the years for:
  Interest                                         $        --     $        --
                                                   ============    ============
  Taxes                                            $        --     $        --
                                                   ============    ============
Non-cash investing and financing activities:
    Conversion of notes payable and
      accrued interest into preferred
      stock                                        $        --     $ 5,225,000
                                                   ============    ============
    Conversion of accounts payable into common
      stock                                        $   450,000     $        --
                                                   ============    ============
    Acquisition of ASI assets by issuance of
      common stock                                 $   850,000     $        --
                                                   ============    ============
    Acquisition of technology rights by
      issuance of common stock                     $        --     $ 1,300,000
                                                   ============    ============
    Acquisition of STR by issuance of common
      stock                                        $ 5,100,000     $        --
                                                   ============    ============
    Promissory note issued as part of STR
      acquisition                                  $   375,000     $        --
                                                   ============    ============
    Deemed dividend preferred stock -
      beneficial conversion feature                $   186,250     $    48,380
                                                   ============    ============
    Dividends on preferred stock                   $   273,633     $    15,989
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the six months and thru months ended December 31, 2003 are not necessarily indicative of the result that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

In December 2002, Markland purchased an acoustic core technology (`Acoustic Core"), in January 2003, Markland purchased the assets of Ergo Systems, Inc. ("Ergo"), in September 2003, Markland purchased the intangible assets of ASI Technology Corporation ("ASI") and in October 2003, Markland completed a business combination with Science and Technology Research Corporation, Inc. ("STR"). As a result of these transactions, Markland began to provide end-to-end solutions to the Department of Homeland Security ("DHS"). Markland's principal end customer is the United States Government.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,739,145 and $315,685 for the six months ended December 31, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $789,995 at December 31, 2003. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  REVERSE STOCK SPLIT / LOSS PER SHARE
    ------------------------------------

Share amounts and per share data have been restated to reflect a 1 for 60 reverse stock split effective as of October 27, 2003.

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

At December 31, 2003, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as there are no options outstanding.

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

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
    ----------------------------------------------

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

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  ACQUISITIONS

    PURCHASE OF INTANGIBLE ASSETS OF ASI TECHNOLOGY CORPORATION
    -----------------------------------------------------------

On March 19, 2003, the Company and ASI Technology Corporation, a Nevada corporation, ("ASI") closed its Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The Chief Executive Officer of the Company was a significant employee of ASI during the two years prior to this agreement. Under an interim arrangement, the Company had received revenues from these contracts billed for periods after April 1, 2003 and was obligated for all related costs. Markland had agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support. These fees amounted to $15,000 as of December 31, 2003. The closing of this transaction occurred on September 30, 2003.

In consideration, the Company paid $150,000 in cash of which $65,000 was paid by June 30, 2003 and $85,000 was paid by December 31, 2003. In addition to the cash payment, the Company issued to ASI, on closing, 283,333 shares of its common stock valued at $850,000.

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

Also in connection with the Agreement, ASI and the Company entered into a sublicense agreement pursuant to which ASI has sublicensed to the Company the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. Markland has agreed to pay ASI $5,000 per month for these rights for a period of 24 months, of which $30,000 has been paid to ASI under this agreement and is included in selling, general and administrative expenses for the six months ended December 31, 2003.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  ACQUISITIONS - Continue

    PURCHASE OF SCIENCE AND TECHNOLOGY RESEARCH, Inc.
    -------------------------------------------------

On October 27, 2003, the Company completed the acquisition of 100% of the common stock of Science and Technology Research Corporation, Inc., a Maryland corporation ("STR"), by its subsidiary, Security Technology, Inc., a Delaware Corporation ("STI"), through a merger of STI with newly formed STR Acquisition Corporation, a Maryland Corporation. STR is a producer of the U.S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA). The Navy deploys the "man-portable" point detection system to detect all classic nerve and blister agents as well as other chemical warfare agent (CWA) vapors.The Company acquired STR for the reason that it has a contract with United States Navy and it can potential generate revenues for this contract in excess of $35 million.

The purchase price for the STR totaled $6,475,000 and consisted of $900,000 in cash, which was paid in October 2003, 1,539,779 shares of common stock valued at $5,100,000, a promissory note of $375,000 and acquisition costs of $100,000. The promissory note bears no interest. Holders of the shares of common stock were granted piggy-back registration rights. The promissory note is collateralized by all of the assets of STR and 40% of the Common Stock of STR held by the Company. The promissory note is payable on or about as follows:

                            March 25, 2004             $ 93,750
                            May 24, 2004                125,000
                            July 23, 2004                78,125
                            October 26, 2004             78,125
                                                       ---------
                                                       $375,000
                                                       =========

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  ACQUISITIONS - Continue

    PURCHASE OF SCIENCE AND TECHNOLOGY RESEARCH, Inc. - Continue
    -------------------------------------------------

A summary of the allocation of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

Cash                                                                 $  900,000
Promissory note                                                         375,000
Common Stock (a)                                                      5,100,000
Acquisition costs                                                       100,000
                                                                     -----------
Total Purchase Price                                                 $6,475,000
                                                                     -----------

Fair value of net assets acquired:

Current assets                                                       $  326,427
Property and equipment                                                   53,467


Liabilities assumed:

Accounts payable & accrued expenses                                     218,931

Fair value of identifiable net assets acquires                          160,963
                                                                     -----------
Intangibles                                                           6,314,037

         Total Purchase Price                                         6,475,000
                                                                     -----------

     (a) 1,539,779 shares of common stock based upon the average closing price ten days after 10/8/03 ($4.254 per share). The company has currently hired an independent firm to perform an independent valuation of the above transaction.

The results of operations of STR have been included in the Company's condensed consolidated Statements of operations commencing October 1, 2003. Proforma financial information has not have been included as financial information for STR not available at this time. The Company has not completed its 8-K audit or STR and is considered late.

The Company funded the cash portion of the acquisition from a loan provided by Bayview Capital, LLC, ("Bayview"). Robert Tarini, Markland's Chairmanis affiliated with Bayview. The entire amount of the loan provided by Bayview was $1,400,000.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.  AMORTIZATION OF INTANGIBLE ASSETS
    ---------------------------------

The purchase price of $400,000 related to the January 2003 acquisition of Ergo was allocated entirely to a contract with the United States Government. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14,2003.Amortization expense related to the contract for the six months ended December 31,2003 was $66,668.

The intangible assets acquired from ASI on September 30, 2003 totaled $1,000,000. These assets are being amortized over a three-year period commencing October 1,2003.Amortization expense related to this contract for the six months ended December 31,2003 was $83,333.

Future amortization expense related to the above-acquired intangible assets is as follows:

                       Years Ending
                         June 30,                Amount
                      ----------------         -----------
                       2004 (6 months)         $  233,335
                       2005                       466,669
                       2006                       399,993
                       2007                        83,334
                                               -----------
                                               $1,183,331
                                               ===========

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of December 31, 2003. Accordingly, no amortization expense has been recorded through December 31, 2003.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  SECURED LINE OF CREDIT
    ----------------------

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000.

Interest under this note accrues at the annual interest rate of 6% per annum. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of December 31, 2003, approximately $15,000 of interest has been accrued on this note and is included in accrued expenses on the consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 is being amortized as interest expense over the period ending June 30, 2004. Amortization of this debt discount for the six months ended December 31, 2003 was $41,668.


7.  NEW EQUITY LINE
    ---------------

On September 10, 2003, Markland entered into a Private Equity Credit Agreement with Brittany Capital Management, Ltd. ("Brittany"). Markland agreed to issue and sell to Brittany up to $10,000,000 worth of its common stock over the next three years. Prior to any sales, the Company is required to file a registration statement with the Securities and Exchange Commission, relating to the shares to be issued, and to have such registration statement declared effective.

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

There can be no assurances that the Company will receive any proceeds from this agreement. As of December 31, 2003 the Company has not drawn down on this equity line.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  NOTES PAYABLE
    -------------

Note Payable - NPAI
-------------------

In December 2003, the Company renewed the Directors and Officers Life Insurance Policy, for one year effective December 9, 2003 through December 9, 2004. The Company is amortizing such amount into selling, general and administrative expense on a straight-line basis. At December 31 2003, the total un-amortized premiums included in "prepaid insurance" in the accompanying consolidated balance sheet amounted to $40,976.

Note Payable - Bayview
----------------------

On September 4, 2003, the Company signed a term sheet with Bay View Capital, LLC, a related party, and received in October, 2003 a $1,400,000 bridge-financing loan of which the Company immediately reaid 211,000. The proceeds from this loan were used by the Company to fund the acquisition of STR (Note 6). The loan agreement provides for the Company to make 24 monthly payments of principal and interest. Principal is calculated on a monthly basis using a "Cash Flow Recapture Mechanism" as defined in the agreement. Interest is payable at a rate of 12% per annum payable monthly in arrears. The note requires monthly payments in the amount equal to twenty five percent of the gross revenue of STR for the immediately preceding calendar month. The entire principal amount together with any unpaid interest is payable in full on October 27, 2005. If the monthly payments relating to the gross monthly revenues are not paid there is a 5% percent penalty and the interest will change to 18% for the reminder of the loan. The note is secured by, among other things, a security interest in all assets of the Company. The balance due Bay View Capital at December 31, 2003 was $1,197,769 and is currently classified as a long term liability.


9.  STOCKHOLDERS'EQUITY
    ---------------------------------

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


9.  STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)
    ---------------------------------

Series C 5% Cumulative Redeemable Convertible Preferred Stock
-------------------------------------------------------------

During July 2003, 570 shares of Series C 5% Cumulative Redeemable Preferred Stock were converted into 208,333 shares of the Company's common stock.

As of December 31, 2003, accumulated dividends of $273,633 were accrued for the Series C Preferred Stock.

Series D Redeemable Convertible Preferred Stock
-----------------------------------------------

During the six months ended December 31,2003, the Company sold to a third party 745 shares of Series D Preferred Stock for gross proceeds of $745,000. The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $186,250. The Company recorded this deemed dividend of $186,250 during the six months ended December 31, 2003, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock. The deemed dividends increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share and is included in stockholders' equity as a charge to additional paid-in capital and a credit to additional paid-in capital. The Series D Preferred Stock is convertible immediately.

Reverse Stock Split
-------------------

On September 4, 2003, the Company's board of directors approved a resolution to effect a one-for-sixty reverse stock split. As a result, each sixty shares of common stock was converted automatically into one share of common stock. To avoid the issuance of fractional shares of common stock, each fractional share resulting from the reverse split was rounded up to a whole share. The reverse stock split did not reduce the 500,000,000 shares of common stock that the Company is authorized to issue. The resolution, which impacts shareholders of record as of September 5, 2003 became effective on October 27, 2003.

Common Stock Issuances
----------------------

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

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.  STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)
    ----------------------------------

Common Stock Issuances - continue
----------------------

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

During September and October 2003, the Company issued to a consultant a bonus of 5,000 shares of common stock valued at $20,500. These shares were issued for enhanced media and corporate communications programs between June and December 2003. In Addition, the Company issued 1,000 shares of it common stock valued at $11,400, as part of the consultants quarterly compensation.

In November 2003, the Company entered into an agreement with MarketShare Recovery, Stuart Siller, and George Martin to perform certain services with regard to investor relations for the Company. In consideration for these services, the Company agreed to issue a cumulative total of 90,908 shares of its common stock of which 22,727 shares were issue valued at $62,500 during the quarter ended December 31, 2003.

In November 2003, the Company entered into an agreement with Research Works to prepare an equity research report. In consideration for these services, the Company issued Research Works a total of 37,099 shares valued at $100,000.

During the six months ended December 31, 2003 the Company also awarded three non-officer employees of the company a total of 11,509 shares valued at $34,020 for services rendered during the period.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.  NET LOSS PER SHARE
     ------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                       Shares Issuable
                                                                         at Assumed
                                                           At          Average Market
                                                      December 31,   Price at December 31,
                                                          2003           2003 ($2.46)
                                                     ------------    -------------------
Convertible notes payable
  (Converted at 80% of market)                        $   500,000            254,065
Series A Redeemable Convertible
  Preferred stock                                     $    30,000             10,000
Series C 5% Cumulative Redeemable Convertible
  preferred stock plus accrued dividends
  (converted at 80% of market)                        $ 5,103,027          2,590,570
Series D Redeemable Convertible preferred
  stock (converted at 80% of market)                  $17,175,000          8,727,133
                                                      ------------       ------------
      Total as of December 31, 2003                   $22,808,027         11,581,768
                                                      ============       ============

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

The amount charged to operations related to this agreement for the six months ended December 31, 2003 amounted to approximately $914,000.

The Company has also entered into a one year consulting agreement with the former President and principal of the acquired company STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, the Company shall pay to Consultant the sum of $285,000 (the "FEE"). The Fee shall be payable as follows: $61,250 shall be payable on March 15, 2004, a second payment in the amount of $81,500, shall be due May 15, 2004, a third payment in the amount of $51,125 shall be on July 15, 2004, the fourth and final payment in the amount of $91,125, shall be on October 15, 2004.

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

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


13.  SUBSEQUENT EVENT
     -----------------

Subsequent to the end of the quarter, on January 30, 2004, James, LLC issued Markland a conversion notice on $200,000 worth of Series C Preferred Stock, plus accrued interest. Markland issued James, LLC 158,126 shares of common stock to comply with this conversion as per their agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-QSB, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2003, including, but not limited to, the section therein entitled "Risk Factors."

BASIS OF PRESENTATION

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the result that may be expected for the year ending June 30, 2004. The un-audited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

BUSINESS HISTORY

Markland Technologies is the successor to a company known as A. P. Sales Inc., incorporated in Colorado in 1995. In November 1998, A. P. Sales was dissolved as a Colorado corporation, re-domiciled in Florida under the name Quest Net Corporation. In March 2001, Quest Net acquired CWTel, Inc., a Florida corporation. CWTel filed a voluntary bankruptcy petition in November 2001 and was issued a final decree in March 2002. In May 2001, Quest Net acquired all of the outstanding stock of Vidikron of America, Inc., a Delaware corporation. As a result, Vidikron's sole stockholder, Market LLC, a Cayman Islands limited liability company, became Quest Net's majority stockholder and Vidikron became a wholly owned subsidiary of Quest Net. This transaction was accounted for as a reverse acquisition and recapitalization of Vidikron, pursuant to which Vidikron was treated as the continuing entity. Quest Net subsequently changed its name to Markland Technologies, Inc. In order to cure a default in our obligations to Market LLC, we transferred all of our interest in Vidikron to Market, LLC in June 2002. As a result, we are no longer engaged in Vidikron's business and treated this as a discontinued operation.

In December 2002, Markland Technologies Inc. acquired the rights to develop, manufacture and distribute products related to acoustic signature analysis and cryptography technologies from Eurotech, Ltd. in exchange for 3,998,789 shares of Markland Technologies Inc. common stock.

In January 2003, Markland Technologies acquired Ergo Systems, Inc., a company in the business of providing border security logistic support and product development services to the United States government. This acquisition provided Markland Technologies with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at five US ports of entry for a purchase price of $400,000.

In March 2003, we entered into an Asset Purchase Agreement with ASI Technology Corporation. We acquired intellectual property assets, which included: nine issued and pending United States patents related to gas plasma antenna technology for a purchase price of $150,000 in cash and 283,333 shares of our common stock.

In October 2003, we completed the acquisition of Science and Technology Research Inc a company based in Virginia that manufactures ACADA portable chemical detection units for use by the United States Navy under a contract with potential revenue of over $35 million. Total purchase price for the acquisition was $5.1 Million in stock and $1.275 Million in cash.

On October 27, 2003, we completed a 1-for-60 reverse split of our common stock. As a result, we now have 500,000,000 shares of our common stock authorized and as of February 4, 2004 approximately 8,000,000 shares of our common stock outstanding.

BUSINESS OVERVIEW

The company is divided into three business areas: Chemical Detectors, Border Security and Advanced Technologies. We focus on providing products, services, and emerging technology to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for border systems and threat detection through the expansion of our existing contracts, development of our emerging technologies, and the acquisition of revenue producing assets. Our primary sources of operating revenue are ACADA chemical detection systems, border security logistics products and services, and SBIR funded research programs in the development of gas plasma antenna technology.

CHEMICAL DETECTORS

In October 2003, we acquired Science and Technology Research Corporation, ("STR"), a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of Homeland Security solutions. STR is the sole producer of the U.S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA). We believe that we are well positioned to capture additional sales in the United States and foreign markets. STR has an active contract with the US Navy to produce up to $37 Million worth of ACADA product. To date STR has produced approximately $12 Million worth of product on this contract, and we expect that the company will get additional orders on this contract. STR is presently working on the design of a next generation chemical detector product, which will also operate utilizing Ion Mobility Spectography
(IMS) cell technology and provide networked wireless communication capability. The Company has not completed its 8-K audit or STR and is considered late.

On December 23, 2003 the US Navy signed a license agreement with us to transfer certain chemical detection technology intellectual property rights to us. We believe the license will allow us to further expand the applications for the chemical detection technology, and market the technology to non-defense customers such as foreign governments and commercial entities. We expect STR will continue to manufacture the ACADA unit for the US Navy and simultaneously pursue opportunities in the Department of Homeland Security as well as foreign military sales.

BORDER SECURITY

We acquired Ergo Systems in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at five US ports of entry. These systems are part of a larger Department of Homeland Security initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow. We believe that our experience in integrating solutions will be attractive to the Department of Homeland Security as it confronts the various issues of protecting our borders. Computer Science Corporation ("CSC") entered into an agreement with Markland to subcontract a portion of their border maintenance services. This contract was signed during the last week of the quarter, and therefore will not have an impact on this financial report. Markland expects to report positive results from this contract in the future. CSC was awarded an eighty eight million dollar contract to further develop and secure systems at the land borders of our country, and is one of three potential contractors for the US VISIT program. We believe that we could benefit by receiving subcontract revenues from that contract.

ADVANCED TECHNOLOGIES

Via research and development as well as intellectual property acquisitions, Markland Technologies has established a portfolio of advanced and emerging technologies, which it intends to commercialize and utilize within its own proprietary products or license out for the purpose of revenue generation. These advanced technologies and intellectual property are as follows: 1) Gas plasma antenna, 2) Vehicle Stopping System, 3) Acoustic Core(TM) signature analysis, 4) APTIS (TM) human screening portal, 5) cryptography software. Gas Plasma Antenna

Gas Plasma Antenna

We acquired gas plasma technology assets from ASI Technology Inc. and a sub-license for plasma sterilization and decontamination in August 2003. The assets include three ongoing funded SBIR government contracts and nine issued and pending United States patents related to gas plasma antenna technology with demonstrated applications in the fields of ballistic missile defense, phased array radar, and forward deployed decontamination. We are developing the plasma technology for military and commercial applications. However, we cannot predict when these products will be ready for commercial or military use.

Vehicle Stopping System

Under a funded government contract we developed a Vehicle Stopping System to address the increasing risks of unauthorized and illegal entry into the United States. Our Vehicle Stopping System is designed to safely capture vehicles that are trying to gain entry without authorization. The Vehicle Stopping System was successfully tested in June 2003 at the San Ysidro, CA Port of Entry. As a result, we expect to market the Vehicle Stopping System to the Department of Homeland Security as well as DOD and local traffic and highway authorities.

Acoustic Core (TM)

We have completed a project with the United States Air Force via a Co-Operative Research and Development Agreement to utilize our proprietary Acoustic Core (TM) technology to inspect cargo. The Acoustic Core (TM) technology utilizes acoustics sensing and signature analysis technologies to detect illicit materials. While this contract does not generate revenue for us, we expect to develop the technology into commercially viable products. However, we cannot predict when these products will be ready for commercial or military use.

APTIS (TM)

We are involved in the design and testing of APTIS (TM), which is an acoustic screening portal that is intended to be used to facilitate screening humans for concealed metallic and non-metallic weapons such as ceramic knives and plastic guns. Although we continue to develop this prototype, we cannot predict when it will be ready for commercial use.

Management Team

In November of 2003, Markland added key personnel to its corporate management team, and appointed Robert Tarini as the Chief Executive Officer, replacing Del Kintner whom took the position of President, Advanced Technology Division. We also added Michael Curran as Chief Technology Officer.

Potential Future Acquisitions

We are pursuing the purchase of revenue producing assets as part of our growth strategy to provide comprehensive solutions to the Department of Homeland Security and the US and foreign militaries. No assurances can be given that we can complete an acquisition of revenue producing assets.


RESULTS OF OPERATIONS

Although we have increased quarterly revenues significantly and believe that we can maintain and potentially increase these revenues within the fiscal year, we have substantial general and administrative expenses, as well as research and development expenses. Cash flow from our operating revenues and margins from sales of products and services have not yet to date been sufficient to offset these costs. We may incur additional operating losses during fiscal 2004 as we attempt to expand the businesses we operate through additional sales and marketing efforts, and we anticipate that we may need to raise additional capital to meet these anticipated operating costs.

As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements doubt about our ability to continue as a going concern. We will need to generate additional operating cash flows and to achieve profitability in future periods.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

We had no operations and no revenues in the quarter ended December 31, 2002. As a result, a comparison to the three months ended December 31, 2002 would not be meaningful and has not been provided.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003.

REVENUE: Revenue for the three months ended December 31, 2003 was $3,256,771. Of our revenues, approximately $2,898,009 was from sales of ACADA chemical detector units and services provided by our STR subsidiary. Approximately $279,297 of revenues was derived from border security products and services provided by our Ergo Systems subsidiary. Approximately $79,465 of revenues was derived from funded SBIR research performed for the US military for gas plasma antenna technology.

COST OF SALES: Cost of sales for the three months ended December 31, 2003 was $2,072,625. Gross profits for the three months ended December 31, 2003 was $1,184,146. We had a gross profit margin of 36.4% for the three months ended December 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three months ended December 31, 2003 was $629,154. Selling, general and administrative expenses was primarily composed of payments to employees , consultants and vendors.

INTEREST AND FINANCING: Interest and financing expense for the three months ended December 31, 2003 was $119,150. - Interest and financing expense was from our Loan by Bay View Capital LLC, our Notes Payable and the outstanding shares of Preferred Stock.

COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE
FEES: Compensatory element of stock issuances for selling, general and administrative fees for the three months ended December 31, 2003 was $1,137,162.

NET LOSS: For the three months ended December 31,2003 we incurred a net loss of $827,209. This net loss was primarily due to the compensatory element of stock issuances for selling, general and administrative fees for the three months ended December 31, 2003 of $1,137,162.

PREFERRED STOCK DIVIDENDS: For the three months ended December 31,2003 we incurred costs due to preferred stock dividends of $161,101.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: For the three months ended December 31,2003 we incurred a net loss applicable to common stockholders of $988,310.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

We had no operations and no revenues for the six months ended December 31, 2002. As a result, a comparison to the six months ended December 31, 2002 would not be meaningful and has not been provided

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003.

REVENUE: Revenue for the six months ended December 31, 2003 was $3,563,495. Of our revenues, approximately $2,898,009 was from sales of ACADA chemical detector units and services provided by our STR subsidiary. Approximately $440,276 of revenues was derived from border security products and services provided by our Ergo Systems subsidiary. Approximately $225,210 of revenues was derived from funded SBIR research performed for the US military for gas plasma antenna technology.

COST OF SALES: Cost of sales for the six months ended December 31, 2003 was $2,329,581. Gross profits for the six months ended December 31,2003 was $1,233,914. We had a gross profit margin of 34.6 % for the six months ended December 31,2003.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the six months ended December 31, 2003 was $1,126,966. Selling, general and administrative expenses was primarily composed of payments to employees , consultants and vendors.

INTEREST AND FINANCING: Interest and financing expense for the six months ended December 31, 2003 was $147,728. - Interest and financing expense was from our Loan by Bay View Capital LLC, our Notes Payable and the outstanding shares of Preferred Stock.

COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE
FEES: Compensatory element of stock issuances for selling, general and administrative fees for the six months ended December 31, 2003 was $1,539,142.

NET LOSS: For the six months ended December 31,2003 we incurred a net loss of $1,739,145. This net loss was primarily due to the compensatory element of stock issuances for selling, general and administrative fees for the six months ended December 31, 2003 of $1,539,142.

PREFERRED STOCK DIVIDENDS: For the six months ended December 31,2003 we incurred costs due to preferred stock dividends of $316,790.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: For the six months ended December 31,2003 we incurred a net loss applicable to common stockholders of $2,055,935.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2003, we experienced negative cash flow from operating activities. As of December 31, 2003, we had $118,977 in cash. Our revenues in the future may not be sufficient to finance our ongoing activities.

During the six months ended December 31, 2003, we financed our company primarily from free cash flow generated by our sales of products and services and through the sale of preferred stock. During the six months ended December 31, 2003, we raised $745,000 from the sale of 745 shares of Series D Preferred Stock. We believe that required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

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

On September 4, 2003, we received a loan from Bay View Capital, LLC, a related party, in the amount of $1,400,000. We primarily used the money to fund the acquisition of Science and Technology Research, Inc. and to pay corporate debts. We are required to make 24 monthly payments of principal and interest. The interest on the note is 12% per annum and is secured substantially by all of our assets.

Any equity-based source of additional funds could be dilutive to existing equity holders, and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect that we may incur additional operating losses as a result of expenditures for research and development and marketing costs for our Homeland Security products and technologies. The timing and amounts of these expenditures and the extent of our possible operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs, however, we cannot currently estimate the amounts of such costs.

GOING CONCERN

For the six months ended December 31, 2003, we incurred a net loss from continuing operations of $1,739,145 and had a working capital deficiency of $789,995. We have limited financial resources and may require additional funding in order to market and license our products. There is no assurance that we can reverse our operating losses, or that we can raise additional capital to allow us to continue our planned operations. These factors raise doubt about our ability to continue as a going concern. If we continue to operate our business at the present level we expect that our revenues may not be sufficient to finance our ongoing activities.

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

During the three month period ended December 31, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A complaint against Quest Net Corp., and CWTel, Inc., predecessor entities of Markland, was filed in circuit court in Broward County, Florida. The plaintiffs allege that we failed to pay a promissory note dated September 8, 2000 in the amount of $66,672 and issued a check as payment on the note that was returned due to insufficient funds. There have been sporadic settlement discussions but no agreement has been reached.

ITEM 2.  CHANGES IN SECURITIES

The shares of common stock listed below reflect our 1-for-60 reverse stock split in October 2003.

In October 2003, Markland issued to ECON Investor Relations a bonus of Five Thousand Shares for work performed during the previous quarter outside of the scope of ECON's contract. These shares were issued for enhanced media and corporate communications programs between June and December, 2003. The Media Campaign is to target specific homeland security media and trade publications in TV, print, radio, and internet. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

In October 2003, Markland entered into a Merger Agreement with Science and Technology Research, ("STR"). Pursuant to the agreement, STR is entitled to $5,100,000 worth of restricted Markland Common Stock based on the average volume weighted closing price ten days after the Agreement closing date. This amounts to a price of $3.31, or 1,539,779 shares of common stock; these shares were issued to George Yang. George Yang owned 100% of the common stock of STR. We issued these shares in reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

In November 2003, Markland entered into an agreement with MarketShare Recovery, Stuart Siller, and George Martin to perform certain services with regard to investor relations for Markland. MarketShare will provide us with access to active investors and a channel to communicate with new or existing shareholders, as well as an editorial write up, and coverage on MarketShare's web site. In consideration for these services, Markland agreed to issue a cumulative total of 90,908 shares of common stock, in four equal quarterly installments. As of December 31, 2003 the Company issued 22,727 shares to these above individuals. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

In November 2003, Markland entered into an agreement with Research Works to prepare an equity research report. Markland had no editorial control over this research report. In consideration for these services, Markland agreed to issue Research Works a total of 37,099 shares. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Markland also awarded two non-officer employees of the company a total of 11,508 shares as part of their employment contracts with the company.. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

We issued an aggregate of 385 shares of our Series D Preferred Stock to James, LLC. for gross proceeds of $385,000 in the quarter ended December 31, 2003. Specifically, we issued 122 shares of Series D Preferred Stock on October 1, 2003, 103 shares of Series D Preferred Stock on November 3, 2003, 160 shares of Series D Preferred Stock on December 1, 2003. During the present quarter, Markland has issued an additional 277 shares of Series D Preferred Stock to James, LLC. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

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

Subsequent to the end of the quarter, on January 30, 2004, James, LLC issued Markland a conversion notice on $200,000 worth of Series C Preferred Stock, plus accrued interest. Markland issued James, LLC 158,126 shares of common stock to comply with this conversion as per their agreement.

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


                                          Markland Technologies, Inc.


Date: February 23, 2004                   By:      /s/  Robert Tarini
                                              ---------------------------------
                                              Robert Tarini
                                              Chairman, Director, President and
                                              Chief Executive Officer

                                     8 of 7

                                 EXHIBIT INDEX
                                 -------------

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