Form 10QSB
period 2004-03-31
MARKLAND TECHNOLOGIES INC
filed 2004-05-24
CIK 1102833

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER 000-28863
                           _________________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 19, 2004, there were 27,074,899 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

         Transitional Small Business Disclosure Format (CHECK ONE):
Yes [ ] No [X]

================================================================================

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                                   (UNAUDITED

                                 MARCH 31, 2004

                                                                       Page Nos.
PART I - FINANCIAL INFORMATION:                                        ---------

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEET                                   1
     At March 31, 2004

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            2
     For the Nine Months Ended March 31, 2004 and 2003

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            3
     For the Three Months Ended March 31, 2004 and 2003

   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     (UNAUDITED)                                                        4 - 7
     For the Nine Months Ended December 31, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)          8 - 9
     For the Nine Months Ended March 31, 2004 and 2003

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)                                                       10 - 25

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS                                                  26

   ITEM 3 - CONTROLS AND PROCEDURES                                       33

PART II - OTHER INFORMATION                                               34

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEDURES                   34

   ITEM 6 - EXHIBITS AND REPORTS ON 8-K                                   36

   SIGNATURES                                                             40

--------------------------------------------------------------------------------
Statements contained in this Form 10-QSB, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2003, including, but not limited to, the section therein entitled "Risk Factors."

PART I. FINANCIAL INFORMATION.

                    MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                  AT MARCH 31, 2004

                                       ASSETS
                                       ------

CURRENT ASSETS:
  Cash                                                                 $    445,777
  Accounts receivable (including $373,326 due from related party)           474,612
  Accounts receivable - long-term contracts                               1,153,446
  Inventoried costs relating to long-term contracts in process,
    net of progress payments                                                 67,615
  Other current assets                                                       73,446
                                                                       -------------
      TOTAL CURRENT ASSETS                                                2,214,896
                                                                       -------------
OTHER ASSETS:
  Property and Equipment, net of accumulated depreciation of $9,000          44,467
  Intangible assets - ERGO, net of amortization of $166,669                 233,331
  Intangible assets - ASI, net of amortization of $166,666                  833,334
  Technology rights (Acoustic Core)                                       1,300,000
  Intangible assets - STR, net of amortization of $300,000                5,706,808
                                                                       -------------
      TOTAL OTHER ASSETS                                                  8,117,940
                                                                       -------------
      TOTAL ASSETS                                                     $ 10,332,836
                                                                       =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including $288,256 due to related party)           $    985,649
  Accrued expenses and other current liabilities                            440,898
  Secured Convertible Promissory Note, less debt discount of $20,831        479,169
  Notes payable                                                             744,838
  Income taxes payable                                                      151,800
                                                                       -------------
      TOTAL LIABILITIES                                                   2,802,354
                                                                       -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A redeemable convertible preferred stock - no par value;
    30,000 authorized, issued and outstanding                               300,000
  Series C 5% cumulative convertible preferred stock -
    $.0001 par value; 8,000 authorized; 1,774 issued and
    outstanding; liquidation preference of $1,911,000                             1
  Series D convertible preferred stock - $.0001 par value;
    40,000 authorized; 20,096 issued and outstanding;
    liquidation preference of $20,096,000                                         2
  Common stock - $.0001 par value; 500,000,000 authorized;
    11,307,676 shares issued and outstanding                                  1,132
  Additional paid-in capital                                             24,706,912
  Unearned compensation                                                  (2,828,034)
  Accumulated deficit                                                   (14,649,531)
                                                                       -------------
      TOTAL STOCKHOLDERS' EQUITY                                          7,530,482
                                                                       -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,332,836
                                                                       =============

       See accompanying notes to condensed consolidated financial statements.

                                         1

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED March 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                     ------------   ------------
REVENUES (including $261,074 of revenue from
  related parties)                                   $ 5,382,341    $   322,451

COST OF REVENUES (including $260,934 of costs
  incurred to a related party)                         4,486,512         85,798
                                                     ------------   ------------
GROSS PROFIT                                             895,829        236,653
                                                     ------------   ------------
OPERATING EXPENSES:
  Research and development expenses                       49,139             --
  Selling, general and administrative                  2,337,298        643,193
  Compensatory element of stock issuances for
    selling, general and administrative fees           2,543,561      1,480,468
  Amortization of intangible assets                      566,667             --
  Depreciation and amortization                            9,000         33,334
                                                     ------------   ------------
    TOTAL OPERATING EXPENSES                           5,505,665      2,156,995
                                                     ------------   ------------
OPERATING LOSS                                        (4,609,836)    (1,920,342)
                                                     ------------   ------------
OTHER EXPENSES, NET:
  Interest expense                                       266,960        198,120
  Other expense (income)                                      --        (25,250)
                                                     ------------   ------------
    TOTAL OTHER EXPENSES, NET                            266,960        172,870
                                                     ------------   ------------
    NET LOSS                                          (4,876,796)    (2,093,212)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS               1,180,500        320,882

PREFERRED STOCK DIVIDEND - SERIES C                      186,322         81,007
                                                     ------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $(6,243,618)   $(2,495,101)
                                                     ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE              $     (0.97)   $     (0.50)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                          6,438,758      4,998,495
                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                     ------------   ------------
REVENUES (including $35,864 of revenue from
  related parties)                                   $ 1,818,846    $   322,451

COST OF REVENUES (including $68,000 of costs
  incurred to a related party)                         2,156,931         85,798
                                                     ------------   ------------
GROSS PROFIT (LOSS)                                     (338,085)       236,653
                                                     ------------   ------------
OPERATING EXPENSES:
  Research and development expenses                       49,139             --
  Selling, general and administrative                  1,210,332        475,641
  Compensatory element of stock issuances for
    selling, general and administrative fees           1,004,419      1,476,468
  Amortization of intangible assets                      416,666         33,334
  Depreciation and amortization                             (222)            --
                                                     ------------   ------------
    TOTAL OPERATING EXPENSES                           2,680,334      1,985,443
                                                     ------------   ------------
OPERATING LOSS                                        (3,018,419)    (1,748,790)
                                                     ------------   ------------
OTHER EXPENSES, NET:
  Interest expense                                       119,232         28,334
  Other expense (income)                                      --            403
                                                     ------------   ------------
    TOTAL OTHER EXPENSES, NET                            119,232         28,737
                                                     ------------   ------------
    NET LOSS                                          (3,137,651)    (1,777,527)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS               1,044,250        272,502

PREFERRED STOCK DIVIDEND - SERIES C                       55,782         65,018
                                                     ------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $(4,237,683)   $(2,115,047)
                                                     ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE              $     (0.50)   $     (0.41)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                          8,458,556      5,135,109
                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.


                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                         (UNAUDITED)

                                                                      Series A Convertible
                                                Common Stock             Preferred Stock
                                           -----------------------   -----------------------
                                             Shares       Amount       Shares       Amount
                                           ----------   ----------   ----------   ----------
                                              (1)
Balance - July 1, 2003                      3,671,573   $      367       30,000   $  300,000

Issuance of Series D convertible
  preferred stock                                  --           --           --           --
Preferred stock dividend - beneficial
  conversion feature - Series D                    --           --           --           --
Preferred stock dividend - beneficial
  conversion feature - Series D                    --           --           --           --
Conversion of Series C convertible
  preferred stock into common stock         3,630,376          363           --           --
Stock issued in connection with
  settlement of liabilities to a
  related party                               750,000           75           --           --
Stock issued in connection with
  consulting agreement                          1,000           --           --           --
Stock issued in connection with
  acquisition of ASI assets                   283,333           28           --           --
Stock issued in connection with
  consulting agreements                        30,000            3           --           --
Additional stock issued in connection
  with employee/consulting agreements       1,231,077          124           --           --
Variable accounting adjustment of prior/
  Unearned compensation                            --           --           --           --
Preferred stock dividend - Series C
  ($12.50 per share)                               --           --           --           --
Stock issued in connection with
  consulting agreements                       159,029           17           --           --
Stock issued in connection with
  employment agreement                         11,509            1           --           --
Acquisition of Science and Technology
  Research Corporation, Inc.                1,539,779          154           --           --
Amortization of employment/ and
  consulting agreements                            --           --           --           --
Net loss                                           --           --           --           --
                                           ----------   ----------   ----------   ----------
Balance - March 31, 2004                   11,307,676   $    1,132       30,000   $  300,000
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

                                             4


                             MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                             (UNAUDITED)

                                                     Series C Convertible      Series D Convertible
                                                       Preferred Stock            Preferred Stock
                                                   ------------------------   -----------------------
                                                     Shares        Amount       Shares       Amount
                                                   ----------    ----------   ----------   ----------
Balance - July 1, 2003                                  5,395    $        1       16,430   $        2

Issuance of Series D convertible
  preferred stock                                          --            --        3,666           --
Preferred stock dividend - beneficial
  conversion feature - Series D                            --            --           --           --
Preferred stock dividend - beneficial
  conversion feature - Series D                            --            --           --           --
Conversion of Series C convertible
  preferred stock into common stock                    (3,621)           --           --           --
Stock issued in connection with
  settlement of liabilities to a
  related party                                            --            --           --           --
Stock issued in connection with
  consulting agreement                                     --            --           --           --
Stock issued in connection with
  acquisition of ASI assets                                --            --           --           --
Stock issued in connection with
  consulting agreements                                    --            --           --           --
Additional stock issued in connection
  with employee/consulting agreements                      --            --           --           --
Variable accounting adjustment of prior unearned
  compensation                                             --            --           --           --
Preferred stock dividend - Series C
  ($12.50 per share)                                       --            --           --           --
Stock issued in connection with
  consulting agreement                                     --            --           --           --
Stock issued in connection with
  employment agreement                                     --            --           --           --
Acquisition of Science and Technology
  Research Corporation, Inc.                               --            --           --           --
Amortization of employment/ and consulting
  agreements                                               --            --           --           --
Net loss                                                   --            --           --           --
                                                   ----------    ----------   ----------   ----------
Balance - March 31, 2004                                1,774    $        1       20,096   $        2
                                                   ==========    ==========   ==========   ==========

               See accompanying notes to condensed consolidated financial statements.

                                                  5

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                                     Additional
                                                   Unearned           Paid-in
                                                 Compensation         Capital
                                                 -------------     -------------

Balance - July 1, 2003                           $ (4,381,379)     $ 13,900,104

Issuance of Series D convertible
  preferred stock                                          --         3,402,000
Preferred stock dividend - beneficial
  conversion feature - Series D                            --         1,180,500
Preferred stock dividend - beneficial
  conversion feature - Series D                            --        (1,180,500)
Conversion of Series C convertible
  preferred stock into common stock                        --           201,315
Stock issued in connection with
  settlement of liabilities to a
  related  party                                           --           449,925
Stock issued in connection with
  consulting agreement                                (11,400)           11,400
Stock issued in connection with
  acquisition of ASI assets                                --           849,972
Stock issued in connection with
  consulting agreements                              (123,000)          122,996
Additional stock issued in connection
  with employee/consulting agreements                      --           730,455
Variable accounting adjustment of
  prior unearned compensation                         273,633          (273,633)
Preferred stock dividend - Series C
  ($12.50 per share)                                       --          (186,322)
Stock issued in connection with
  consulting agreements                              (350,000)          366,058
Stock issued in connection with
  employment agreements                                    --            32,796
Acquisition of Science and Technology
  Research Corporation, Inc.                               --         5,099,846
Amortization of employment/and
  consulting agreements                             1,764,112                --
Net loss                                                   --                --
                                                 -------------     -------------
Balance - March 31, 2004                         $ (2,828,034)     $ 24,706,912
                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                                      Total
                                                  Accumulated      Stockholders'
                                                    Deficit           Equity
                                                 -------------     -------------

Balance - July 1, 2003                           $ (9,772,735)     $     46,360

Issuance of Series D convertible
  preferred stock                                          --         3,402,000
Preferred stock dividend - beneficial
  conversion feature - Series D                            --         1,180,500
Preferred stock dividend - beneficial
  conversion feature - Series D                            --        (1,180,500)
Conversion of Series C convertible
  preferred stock into common stock                        --           201,678
Stock issued in connection with
  settlement of liabilities to a
  related  party                                           --           450,000
Stock issued in connection with
  consulting agreement                                     --                --
Stock issued in connection with
  acquisition of ASI assets                                --           850,000
Stock issued in connection with
  consulting agreements                                    --                --
Additional stock issued in connection
  with employee/consulting agreements                      --           730,579
Variable accounting adjustment of
  prior unearned compensation                              --                --
Preferred stock dividend - Series C
  ($12.50 per share)                                       --          (186,322)
Stock issued in connection with
  consulting agreements                                    --            16,075
Stock issued in connection with
  employment agreement                                     --            32,796
Acquisition of Science and Technology
  Research Corporation, Inc.                               --         5,100,000
Amortization of employment/and
  consulting agreements                                    --         1,764,112
Net loss                                           (4,876,796)       (4,876,796)
                                                 -------------     -------------
Balance - March 31, 2004                         $(14,649,531)     $  7,530,482
                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                      For the Nine Months Ended
                                                              March 31,
                                                         2004           2003
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(4,876,796)   $(2,093,212)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Amortization of intangible assets                  566,667         33,334
      Compensatory stock issuances                     2,543,561      1,480,468
      Amortization of debt discount                       62,503             --
      Depreciation expense                                 9,000             --
  Changes in operating assets and liabilities:
      Accounts receivable                               (875,041)      (158,287)
      Inventoried costs                                   28,915             --
      Prepaid expenses and other current assets          (18,027)        21,750
      Advances on purchase of ASI                         65,000        (15,000)
      Accounts payable                                    29,439        (49,143)
      Accrued expenses and other current
         liabilities                                     104,496        408,828
                                                     ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES         (2,360,283)      (371,262)
                                                     ------------   ------------
CASH USED IN INVESTING ACTIVITIES:
  Cash used for acquisitions, net of cash
    acquired                                            (934,170)      (112,220)
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable - James LLC                       --        (11,500)
  Proceeds from sale of common stock in
    private placement                                         --        340,000
  Convertible preferred stock                          3,402,000        170,000
  Proceeds from note payable - Bayview                 1,400,000             --
  Repayments of note payable - Bayview                (1,050,231)            --
  Principal payments on note payable - insurance
    financing                                            (17,004)            --
                                                     ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        3,734,765        498,500
                                                     ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                440,312         15,018

CASH AND CASH EQUIVALENTS - BEGINNING                      5,465          4,911
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS - ENDING                   $   445,777    $    19,929
                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                          2004           2003
                                                       -----------   -----------
Cash paid during the periods for:
  Interest                                             $        --   $        --
                                                       ===========   ===========
  Taxes                                                $        --   $        --
                                                       ===========   ===========
Non-cash investing and financing activities:
  Conversion of notes payable, accrued interest
    and dividends into preferred stock                 $   201,678   $ 5,225,000
                                                       ===========   ===========
  Acquisition of technology rights by issuance of
    common stock                                       $        --   $ 1,300,000
                                                       ===========   ===========
  Deemed dividend preferred beneficial conversion
    feature                                            $ 1,180,500   $   320,882
                                                       ===========   ===========
  Dividends on preferred stock                         $   186,322   $    81,007
                                                       ===========   ===========
  Conversion of accounts payable into common
    stock                                              $   450,000   $        --
                                                       ===========   ===========

During the nine months ended March 31, 2004 and 2003, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheet:

                                                          2004          2003
                                                       -----------   -----------
Accounts receivable                                    $  438,795            --
Inventoried costs                                          96,530            --
Equipment                                                  53,467            --
Other current assets                                       32,502            --
Intangibles                                             7,006,808       400,000
Accrued liabilities                                      (368,932)           --
Notes payable to sellers                                 (375,000)     (287,780)
Equity                                                 (5,950,000)           --
                                                       -----------   -----------

Net Cash Used for Acquisitions, net
  of cash acquired of $215,830                         $  934,170    $  112,220
                                                       ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the result that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

In December 2002, Markland purchased an acoustic core technology (`Acoustic Core"). In January 2003, Markland purchased the assets of Ergo Systems, Inc. ("Ergo"). In September 2003, Markland purchased the intangible assets of ASI Technology Corporation ("ASI"). In October 2003, Markland completed a business combination with Science and Technology Research Corporation, Inc. ("STR"). As a result of these transactions, Markland began to provide end-to-end solutions to the Department of Homeland Security ("DHS"). Markland's principal end customer is the United States Government.

STR provides a full range of electrical and mechanical engineering support as well as fabrication and assembly of electrical and mechanical systems. STR is a producer of the United States Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA). The Navy deploys the "man-portable" point detection system to detect all classic nerve and blister agents as well as other chemical warfare agent (CWA) vapors.

The Company is subject to risks common to companies in the Homeland Defense Technology industry, including but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers. Since the United States Government represents substantially all of the Company's current revenue, the loss of this customer would have a material adverse effect on the Company's future operations.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $4,876,796 and $2,093,212 for the nine months ended March 31, 2004 and 2003, respectively. Additionally, the Company had a working capital deficiency of $587,458 at March 31, 2004. The Company has limited finances and requires additional funding in order to market and license its products. Subsequent to March 31, 2004, the Company sold equity securities and received net proceeds of approximately $9 million (see Note 13). There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are those assumptions used in determining the allowance for doubtful accounts receivable and capitalized contract costs and related gross margins.

Cash
----

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2004.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known trouble accounts, historical experience and other currently available evidence. The Company's receivables are from government contracts. The Company has not experienced any losses in accounts receivable and has provided no allowance at March 31, 2004.

Inventoried Costs
-----------------

Inventoried costs relating to long-term contracts are stated at the actual production costs, including factory overhead, allocable general and administrative costs, initial tooling and other related non-recurring costs, incurred to date reduced by amounts attributed to with revenue recognized on units delivered. Inventoried costs relating to long-term contracts are reduced by charging any amounts in excess of estimated realizable value to cost of sales.

Property and Equipment
----------------------

Property and equipment are valued at cost and are being depreciated over a three-year life using the straight-line method for financial reporting. Upon sale or retirement, the asset cost and its related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Routine maintenance and repairs are charged to expense as incurred. Expenditures, which materially increase the value or extend useful lives, are capitalized.

Revenue Recognition/Concentration of Credit Risk
------------------------------------------------

The Company's accounts receivable and revenue for the periods covered by these financial statements are substantially all from three fixed-price contracts with the United States Navy. Under these three contacts, the Company recognizes revenue under the units-of-delivery method. At the time the units are shipped to the warehouse of the United States Navy, the Company recognizes as revenue the contract price of each unit and recognizes the applicable cost of each unit shipped.

As of March 31, 2004, two of these contracts were completed and a third Contract has unshipped backlog of approximately $1,001,000.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
   ------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at March 31, 2004, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value to the Company. The carrying amounts of current assets and current liabilities approximate their fair market values.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. For the nine months ended March 31, 2004 and 2003, advertising and promotion expenses were approximately $8,849 and $-0-, respectively.

Shipping Costs
--------------

Delivery and shipping costs are included in contract costs in the accompanying condensed consolidated statements of operations.

Research and Development
------------------------

Research and development costs are charged to expense as incurred. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in process at the date of acquisition or have no alternative uses are expensed as research and development costs.

Reverse Stock-Split/Loss Per Share
-----------------------------------

Share amounts and per share data have been restated to reflect a 1 for 60 reverse stock split effective as of October 27, 2003.

Basic and diluted net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of a secured convertible promissory note, Series A and D Convertible preferred stock and Series C 5% Cumulative Convertible preferred stock, discussed in the notes to condensed consolidated Financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

At March 31, 2004, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as there are no options outstanding.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
   ------------------------------------------

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. INVENTORIED COSTS
   -----------------

Inventoried cost relating to long-term contracts include the following:

         Inventoried costs relating to U.S. Government
            contracts, net of amounts attributed to revenues
            recognized to date                                 $   504,497

         Progress billings                                         436,882
                                                               -----------

         Net                                                   $    67,615
                                                               ===========

The Company receives progress payments on a monthly basis equal to 95% of the allowable costs incurred for each month. Under the contracts, the United States Navy has ownership of the inventory when the progress payments are remitted to the Company.

The aggregate amount of general and administrative costs incurred by STR During the nine months ended March 31, 2004 was $212,257. As stated in Note 2, the Company allocates general and administrative costs to certain types of Government contracts. The amounts of general and administrative costs remaining in inventoried costs at March 31, 2004 are estimated at $30,270. Such estimates assume that the costs have been removed from inventories on a basis proportional to the amounts of each cost element expected to be charged to cost of sales.

4. ACQUISITIONS
   ------------

Purchase of Intangible Assets of ASI Technology Corporation
-----------------------------------------------------------

On March 19, 2003, the Company and ASI Technology Corporation, a Nevada corporation, ("ASI") closed its Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The Chief Executive Officer of the Company was a significant employee of ASI during the two years prior to this agreement. Under an interim arrangement, the Company had received revenues from these contracts billed for periods after April 1, 2003 and was obligated for all related costs. Markland had agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support. These fees amounted to $15,000. The closing of this transaction occurred on September 30, 2003.

The purchase price of the ASI assets consisted of $150,000 in cash, of which $65,000 was paid by June 30, 2003 and $85,000 was paid by December 31, 2003 and 283,333 shares of common stock valued at $850,000.

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. ACQUISITIONS (Continued)
   ------------

Purchase of Intangible Assets of ASI Technology Corporation (Continued)
-----------------------------------------------------------

Also in connection with the Agreement, ASI and the Company entered into a sublicense agreement pursuant to which ASI has sublicensed to the Company the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. Markland has agreed to pay ASI $5,000 per month for these rights for a period of 24 months, of which $45,000 has been paid to ASI under this agreement and is included in selling, general and administrative expenses for the nine months ended March 31, 2004.

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

The purchase price for the STR totaled $6,475,000 and consisted of $900,000 in cash, which was paid in October 2003, 1,539,779 shares of common stock valued at $5,100,000, a promissory note of $375,000 and acquisition costs of $100,000. The promissory note bears no interest. Holders of the shares of common stock were granted piggy-back registration rights. The promissory note is collateralized by all of the assets of STR and 40% of the Common Stock of STR held by the Company. The promissory note is payable, as amended, as follows:

                            June 15, 2004              $ 75,000
                            July 15, 2004                75,000
                            August 15, 2004              75,000
                            September 15, 2004           75,000
                            October 15, 2004             75,000
                                                       --------
                                                       $375,000
                                                       ========

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. ACQUISITIONS (Continued)
   ------------

Purchase of Science and Technology Research, Inc. (Continued)
-------------------------------------------------

A summary of the allocation of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

Cash                                                                 $  900,000
Promissory note                                                         375,000
Common Stock                                                          5,100,000
Acquisition costs                                                       100,000
                                                                     ----------
Total Purchase Price                                                 $6,475,000
                                                                     ----------

Fair value of net assets acquired:

Current assets, including cash of $215,830                           $  783,657
Property and equipment                                                   53,467

Liabilities assumed:

Accounts payable & accrued expenses and taxes                          (368,932)
                                                                     ----------
Fair value of identifiable net tangible assets acquired                 468,192
Intangible assets (a)                                                 6,006,808
                                                                     ----------
         Total Purchase Price                                         6,475,000
                                                                     ==========

      (a) The company has currently hired an independent firm to value the intangible assets and allocate the purchase price in accordance with FASB Statement #141.

The Company funded the cash portion of the acquisition from a loan provided by Bay View Capital, LLC, ("Bay View"). Robert Tarini, Markland's Chairman is affiliated with Bay View. The entire amount of the loan provided by Bay View was $1,400,000.

The results of operations of STR have been included in the Company's condensed consolidated Statements of operations commencing October 1, 2003.

Unaudited proforma financial information for the nine months ended March 31, 2004 and 2003, had the acquisition been completed as of July 1, 2002, is as follows:

                                                   2004                2003
                                              ---------------    ---------------

          Revenues                            $   6,721,000      $   3,259,000

          Loss from operations                $  (4,664,000)     $  (2,181,000)

          Net loss                            $  (4,974,000)     $  (2,843,000)

          Net loss per common share           $       (0.98)     $       (0.57)

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. AMORTIZATION OF INTANGIBLE ASSETS
   ---------------------------------

The purchase price of $400,000 related to the January 2003 acquisition of Ergo was allocated entirely to a contract with the United States Government. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14,2003. Amortization expense related to the contract for the nine months ended March 31,2004 was $100,000.

The intangible assets acquired from ASI on September 30, 2003 totaled $1,000,000. These assets are being amortized over a three-year period commencing October 1,2003. Amortization expense related to this contract for the nine months ended March 31,2004 was $166,666.

The excess of the purchase price of STR over the net tangible assets acquired is $6,006,808. This amount was initially allocated 50% to goodwill and 50% to amortizable intangible assets with a five-year estimated economic life resulting in amortization expense of $300,000 for the six months ended March 31, 2004. The Company has retained the services of an independent appraiser to perform a FASB #141 valuation, which is expected to be completed by the filing of its June 30, 2004 10-KSB.

Future amortization expense related to the above-acquired intangible assets is as follows:

                       Years Ending
                         June 30,                Amount
                      ---------------          ----------
                       2004 (3 months)         $  266,666
                       2005                     1,066,669
                       2006                       999,993
                       2007                       683,334
                       2008                       600,000
                       2009                       150,000
                                               ----------
                                               $3,166,662
                                               ==========

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of March 31, 2004. Accordingly, no amortization expense has been recorded through March 31, 2004.

6. SECURED LINE OF CREDIT
   ----------------------

On December 10, 2002, the Company entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000.

Interest under this note accrues at the interest rate of 6% per annum. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of March 31, 2004, approximately $39,250 of interest has been accrued on this note and is included in accrued expenses on the condensed consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 is being amortized as interest expense over the period ending June 30, 2004. Amortization of this debt discount for the nine months ended March 31, 2004 was $62,503.

Subsequent to March 31, 2004, the remaining principal and accrued interest were converted into 404,265 shares of the Company's common stock.

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

Shares will be issued to Brittany, in connection with each put, at 92% of the average of the closing bid prices for the lowest three (3) (not necessarily consecutive) trading days during the ten (10) trading day period immediately following the put date. Under certain conditions, the Company will be required to issue additional shares and/or accrue financial penalties.

There can be no assurances that the Company will receive any proceeds from this agreement. As of March 31, 2004, the Company has not drawn down on this equity line.

8. NOTES PAYABLE
   -------------

Note Payable - NPAI
-------------------

In December 2003, the Company signed a note to finance an insurance premium. The unpaid balance of this note was $20,069.

Note Payable - Bay View Capital
-------------------------------

On September 4, 2003, the Company signed a term sheet with Bay View Capital, LLC, a related party, and received in October, 2003 a $1,400,000 bridge-financing loan of which the Company immediately repaid $211,000. The proceeds from this loan were used by the Company to fund the acquisition of STR (Note 4). The loan agreement provides for the Company to make 24 monthly payments of principal and interest. Principal is calculated on a monthly basis using a "Cash Flow Recapture Mechanism" as defined in the agreement. Interest is payable at a rate of 12% per annum payable monthly in arrears. The note requires monthly payments in the amount equal to twenty five percent of the gross revenue of STR for the immediately preceding calendar month. The entire principal amount together with any unpaid interest is payable in full on October 27, 2005. If the monthly payments relating to the gross monthly revenues are not paid there is a 5% percent penalty and the interest will change to 18% for the reminder of the loan. The note is secured by, among other things, a security interest in all assets of the Company. The balance due Bay View Capital at March 31, 2004 was $349,769 and is currently classified as a current liability.

The balance of the note, plus accrued interest, was paid in full in April of 2004.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. STOCKHOLDERS' EQUITY
   --------------------

Preferred Stock:
---------------

-  Series B Convertible Preferred Stock
   ------------------------------------

On September 4, 2003, the Company's board of directors approved a resolution to cancel its Series B convertible preferred stock.

-  Series C 5% Cumulative Convertible Preferred Stock
   --------------------------------------------------

The shares of the Series C Preferred Stock are non-voting and have a liquidation preference of $1,000 per share.

The holders of the Series C Preferred Stock are entitled to receive dividends on each share of preferred stock, which shall accrue on a daily basis at the rate of 5% per annum of the liquidation preference, plus all accumulated and unpaid dividends thereon. These dividends shall accrue whether or not they have been declared or there are legally available funds with which to pay them, and at the option of the holders are payable either in cash or in common stock.

The Series C Preferred Stock is redeemable at any time by the Company, and cannot be converted by the holders without written permission for a period of 6 months following the issuance of the shares and then only 10% may be converted per month thereafter. The Series C Preferred Stock is convertible at the option of the holder at a conversion price ranging from 65% to 80% of the common stock's market price at the time of the conversion.

During February 2003, the Company sold 170 shares of Series C Preferred Stock for $170,000.

During July 2003, 570 shares of Series C 5% Cumulative Preferred Stock were converted into 208,333 shares of the Company's common stock.

During the quarter ended March 31, 2004, the holder of Series C Convertible Preferred Stock converted 3,051 shares of Series C Convertible Preferred Stock together with accrued dividends of $201,679 into 3,422,043 shares of the Company's common stock.

As of March 31, 2004, accumulated dividends of $137,360 were accrued for the Series C Preferred Stock.

Series D Convertible Preferred Stock
------------------------------------

Shares of the Series D Convertible Preferred Stock have a liquidation preference of $1,000 per share, are non-voting, do not accrue dividends, are redeemable by the Company anytime and are convertible into shares of the Company's common stock at a conversion price ranging from 65% to 80% of the common stock's market price at the time of the conversion.

During the nine months ended March 31,2004, the Company sold to a third party 3,666 shares of Series D Preferred Stock for gross proceeds of $3,402,000. The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $1,180,500. The Company recorded this deemed dividend of $1,180,500 during the nine months ended March 31, 2004, relating to the accretion of these beneficial conversion features on the Series D Preferred Stock. The deemed dividends increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share and is included in stockholders' equity as a charge to additional paid-in capital and a credit to additional paid-in capital.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)
   --------------------

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

Common Stock Issuances
----------------------

In July 2003, the Company entered into a consulting agreement with Emerging Concepts, a California entity, whereby the Company issued to them 25,000 shares of its common stock in exchange for consulting services which will be provided for a period of one year commencing on July 7, 2003 and expiring on July 7 2004, unless terminated by either party, as defined in the agreement.

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

During September and October 2003, the Company issued to a consultant a bonus of 5,000 shares of common stock valued at $20,500. These shares were issued for enhanced media and corporate communications programs between June and December 2003. In Addition, the Company issued 1,000 shares of it common stock valued at $11,400, as part of the consultant's quarterly compensation.

In November 2003, the Company entered into an agreement with MarketShare Recovery, Stuart Siller, and George Martin to perform certain services with regard to investor relations for the Company. In consideration for these services, the Company agreed to issue a cumulative total of 90,908 shares of its common stock of which 22,727 shares were issued valued at $62,500 during the quarter ended December 31, 2003.

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

During the quarter ended March 31, 2004, the Company issued to various consultants 116,203 shares of its common stock for services rendered valued at $192,436.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. NET LOSS PER SHARE
    ------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                     Shares Potentially Issuable
                                                                     ---------------------------
Convertible notes payable (convertible at 80% of market)                        404,266
Series A Redeemable Convertible Preferred Stock                                  30,000
Series C 5% Cumulative Convertible Preferred Stock
  plus accrued dividends (convertible at 80% of market)                       1,526,036
Series D Convertible Preferred Stock (convertible at
  80% of market)                                                             20,096,000
                                                                           ------------
      Total as of March 31, 2004                                             22,056,302
                                                                           ============

Subsequent equity issuances:
Conversion of convertible debt                                                  404,266
Common shares and warrants issued in connection with
  Private Placements                                                         26,752,299
Conversion of Series C Convertible Preferred Stock                            1,526,036
Conversion of Series D Convertible Preferred Stock                              604,839
Shares issuable under compensation agreements (see note 13)

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. COMMITMENTS
    -----------

Facility Rental
---------------

STR leases its location in Fredericksburg, Virginia, on a month-to-month basis without a formal agreement. Rent expense relating to this location for the nine months ended March 31, 2004 was $46,561.

Compensation Agreements
-----------------------

Effective January 2003, the Company entered into a one-year compensation agreement with an officer and three three-year agreements with an officer and two consultants to the Company, which provide for aggregate monthly remuneration of $47,500. New agreements were entered into in May of 2004 (see Note 13). During the quarter ended March 31, 2004, the Company accrued $600,000 of bonus compensation under these agreements.

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

All of the shares issuable under the four agreements were earned as of January 1, 2004. Accordingly, a total of 1,410,723 shares were issued, of which 155,754 were issued during the year ended June 30, 2003 and 1,254,969 were issued during the nine months ended March 31, 2004.

In connection with the STR acquisition, the Company entered into a one year consulting agreement, as amended on March 17, 2004, with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, the Company shall pay to Consultant the sum of $285,000 (the "FEE"). The fee shall be payable as follows: $25,000 is payable on July 15, 2004, a second payment in the amount of $35,000, is payable on August 15, 2004, a third payment in the amount of $60,000 is payable on September 15, 2004, a fourth payment in the amount of $60,000 is payable on October 15, 2004, a fifth payment in the amount of $60,000 is payable on November 15, 2004 and the sixth and final payment in the amount of $45,000 is payable on December 15, 2004.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12. LITIGATION
    ----------

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

13. SUBSEQUENT EVENTS
    -----------------

Conversion of Preferred Stock
-----------------------------

Subsequent to March 31, 2004, the holders of the Series C Convertible Preferred Stock converted all of the shares of Series C Convertible Preferred stock together with accrued dividends into 1,526,036 shares of Markland common stock.

Subsequent to March 31, 2004, the holders of Series D Convertible Preferred Stock converted 810 shares of Series D Convertible Preferred Stock into 604,839 shares of common stock.

Conversion of Convertible Secured Debt.
--------------------------------------

Subsequent to March 31, 2004, a secured lender converted the principal amount of $500,000 and all accrued interest into 404,266 shares of Markland's common stock.

Private Placement Transaction Completed on April 2, 2004
--------------------------------------------------------

Pursuant to a private placement transaction completed on April 2, 2004, Markland issued the following:

         o    3,333,333 shares of Markland common stock;

         o 3,333,333 shares of Markland common stock to be obtained by exercising three-year common stock purchase warrants with an exercise price of $1.00 per share;

         o 333,333 shares of Markland common stock to be obtained by exercising three-year common stock purchase warrants with an exercise price of $1.40 per share that were issued as finder's compensation.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. SUBSEQUENT EVENTS (Continued)
    -----------------

Private Placement Transaction Completed on April 2, 2004 (Continued)
--------------------------------------------------------

Markland agreed to register for resale 150% of the 3,333,333 shares of its common stock in this offering and 110% of the 3,333,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants to cover the shares of its common stock, if any, issuable to certain selling stockholders as liquidated damages for breach of certain covenants contained in or as a result of adjustments contemplated by certain provisions of the Securities Purchase Agreement dated as of April 2, 2004 or the Registration Rights Agreement dated as of April 2, 2004. Markland also agreed to register 110% of the 333,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants issued as finder's fee.

Markland received gross proceeds of $2,000,000 and net proceeds of $1,750,000 (after deducting finders' fees and transaction costs) from this private placement.

Private Placement Transaction Completed on April 16, 2004
---------------------------------------------------------

Pursuant to a private placement transaction completed on April 16, 2004, Markland issued the following:

         o    2,500,000 shares of Markland common stock;

         o 2,500,000 shares of Markland common stock to be obtained by exercising three-year common stock purchase warrants with an exercise price of $1.50 per share;

         o 25,000 shares of Markland common stock to be obtained by exercising three-year common stock purchase warrants with an exercise price of $2.00 per share that were issued as finder's compensation.

Markland agreed to register for sale 150% of the 2,500,000 shares of its common stock sold to certain selling stockholders pursuant to the Securities Purchase Agreement dated April 16, 2004 and 110% of the 2,500,000 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants sold in this private placement, to cover the shares of its common stock, if any, issuable to certain selling stockholders as liquidated damages for breach of certain covenants contained in or as a result of adjustments contemplated by certain provisions of the Securities Purchase Agreement dated as of April 16, 2004 or the Registration Rights Agreement dated as of April 16, 2004.

Markland received gross proceeds of $2,000,000 and net proceeds of $1,890,000 (after deducting finders' fees and transaction costs) from this private placement.

Private Placement Transaction Completed on May 3, 2004
------------------------------------------------------

Pursuant to a private placement transaction completed on May 3, 2004, Markland issued the following:

         o    7,098,750 shares of its common stock;

         o 7,098,750 shares of its common stock to be obtained by exercising three-year redeemable common stock purchase warrants with an exercise price of $1.50 per share;

         o 529,800 shares of its common stock to be obtained by exercising three-year redeemable common stock purchase warrants with an exercise price of $1.50 per share.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. SUBSEQUENT EVENTS (Continued)
    -----------------

Private Placement Transaction Completed on May 3, 2004 (Continued)
------------------------------------------------------

Markland received gross proceeds of $5,679,000 and net proceeds of $5,133,860 (after deducting finders' fees and transaction costs) from this private placement Under certain conditions, Markland can redeem the warrants issued in the May 3, 2004 private placement at a price of $.0001 per warrant.

Note Payable - Bay View Capital
-------------------------------

Subsequent to March 31, 2004, the Company paid in the full balance of a note payable to Bay View Capital of $349,769 and all accrued interest.

Compensation Agreements
-----------------------

On May 12, 2004, the Company entered into five-year compensation agreements with two executives and a consultant. These agreements provide for the following remuneration:

o Base annual remuneration of $300,000 each (an aggregate of $900,000) payable over the five-year period ending January 2, 2009;

o Discretionary bonuses over the term of the agreement of up to 300% of the base remuneration; and

o Conditional stock grants over the period commencing April 1, 2004 through January 2, 2008, based on defined performance criteria. The stock grants, if all earned, entitle each of the three parties to receive up to 7.5% of the Company's common stock on a fully diluted basis. These grants are earned according to the following schedule:

             ---------------------- ------------------- --------------------
             Grant 1                2.5%                April 1, 2004
             ---------------------- ------------------- --------------------
             Grant 2                1.0%                July 1, 2004
             ---------------------- ------------------- --------------------
             Grant 3                1.0%                October 1, 2004
             ---------------------- ------------------- --------------------
             Grant 4                1.0%                January 2, 2005
             ---------------------- ------------------- --------------------
             Grant 5                1.0%                January 2, 2006
             ---------------------- ------------------- --------------------
             Grant 6                0.5%                January 2, 2007
             ---------------------- ------------------- --------------------
             Grant 7                0.5%                January 2, 2008
             ---------------------- ------------------- --------------------

         The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

o In the event of a change in control of the Company during the period covered by the agreement, each executive/consultant will automatically be granted all remaining stock grants and will be due cash and expense compensation for the shorter of (i) three years from the date of the change in control, or (ii) until the end of the term of the agreement. A change in control is defined by the agreements as a change in the majority ownership of the equity of the company, or the resignation or termination of the majority of the board of directors within a two month period, or the replacement of the CEO or the President of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS.

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

         The following management's discussion and analysis of results of operations and financial condition is organized as follows:

         o OVERVIEW. This section provides a general description of Markland, as well as recent developments and events that have occurred since 2001 and that we believe are important in understanding the results of operations and financial condition or to anticipate future trends. In addition, we have provided a brief description of significant transactions and events that impact the comparability of the results being analyzed.

         o RESULTS OF OPERATIONS. This section provides an analysis of Markland's results of operations for the three months ended March 31, 2004 and March 31, 2003, and the nine months ended March 31, 2004 and March 31, 2003. This analysis is presented on a consolidated basis.

         o FINANCIAL CONDITION AND LIQUIDITY. This section provides an analysis of Markland's cash flows for the nine months ended March 31, 2004, as well as a discussion of recent financing arrangements.

         o CRITICAL ACCOUNTING POLICIES. This section discusses certain critical accounting policies that we consider important to Markland's financial condition and results of operations, and that require significant judgment and estimates on the part of management in application. Markland's significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

BACKGROUND

         GENERAL. We have undergone material changes to our business and our financial structure in the last two years.

         We have a limited operating history in the businesses we are currently pursuing. Our business, as it exists today, consists of three business areas: chemical detectors, border security and advanced technologies. Our primary sources of operating revenue are sales of our automatic chemical agent detection and alarm system, border security logistics products and services, and three SBIR funded research grants for the development of gas plasma antenna technology. In nine months ended March 31, 2004, we derived revenue of approximately $4,369,000, $752,000 and $261,000, respectively, from our contracts with the U.S. Navy, our border security products and services, and our SBIR research grants performed for the development of gas plasma antenna technology. During the nine months ended March 31, 2004 we incurred a net loss of approximately $4,876,796.

         Our strategy is to grow through acquisitions and marketing of our products. No assurances can be given that we can complete an acquisition of revenue producing assets.

         EVENTS PRIOR TO FISCAL 2002. Markland, previously known as Quest Net, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp. In 2001, before the period covered by the financial statements included in this report, our only asset was the stock of a subsidiary CWTel, Inc., a company in the telecommunications business. We acquired this company in March 2000 and secured our payment obligations with 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock. CWTel filed for bankruptcy and was liquidated on March 11, 2002. After the bankruptcy of our subsidiary, we had no active business operations. On June 30, 2003, we issued 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock in satisfaction of our remaining obligations to the holder of the security interest.

         On March 15, 2001, we acquired all the outstanding capital stock of a company called Vidikron of America, Inc. Vidikron was a development stage company in the business of creating digital broadband and wireless networking solutions for the internet. The sole stockholder of Vidikron was Markland LLC. To acquire Vidikron we issued 10 shares of our convertible Series B Preferred Stock to Markland LLC. Markland LLC converted all of its Series B Preferred Stock in June 2001, which resulted in Markland LLC owning approximately 85% of our then outstanding common stock. At this time we changed our name to Markland Technologies, Inc. There is currently no Series B Preferred Stock outstanding.

         On October 19, 2000 we executed a promissory note for $3,500,000 in favor of James LLC. In July 2001, after the Vidikron acquisition, James LLC elected to convert $2,500,000 of the principal amount of its $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. In September 2001, we assumed all of Vidikron's rights and obligations under a $3,500,000 secured revolving credit facility with Market LLC. These transaction made Market LLC our senior secured lender.

         EVENTS DURING FISCAL 2002. In May of 2002, we received a notice of default from Market LLC. In June of 2002, we transferred all the stock of Vidikron to Market in partial satisfaction of our indebtedness to Market. After this partial payment, we still owed Market $500,000. Our disposition of the business of Vidikron has been treated as a discontinued operation. As a result, we recorded a loss of $3,259,421 for the fiscal year ended June 30, 2002 resulting from discontinued operations. At this point in our history we again had no active business operations. In fiscal 2003, we recorded income from discontinued operations of $998,713 for the fiscal year ended June 30, 2003 resulting from the settlement of certain liabilities and obligations recorded in previous periods in connection with the disposition of Vidikron.

         EVENTS DURING FISCAL 2003. In December of 2002, we entered into a transaction with Eurotech, Ltd., ipPartners, Inc., Market LLC, and James LLC. Pursuant to this transaction the following took place:

         o We formed a subsidiary corporation called Security Technology, Inc.

         o Eurotech transferred certain rights to its acoustic core technology to our subsidiary.

         o Crypto.com Inc. (a subsidiary of Eurotech) and ipPartners transferred certain rights to their cryptology technologies to our subsidiary.

         o 90% of the shares of our common stock held by Market and James were retired.

         o We issued shares of common stock representing 80% of our then issued and outstanding common stock to Eurotech and shares of common stock representing 10% of our then issued and outstanding shares of common stock to ipPartners.

         o We issued $5,225,000 in stated value of our Series C 5% Cumulative Convertible Preferred Stock to Market and James in satisfaction of $5,225,000 of convertible notes held by Market and James as well as for their agreement to surrender 4,498,638 shares of our common stock.

         We are no longer a majority-owned subsidiary of Eurotech due to the issuances of additional common stock.

         In January of 2003, we acquired all of the common stock of Ergo Systems, Inc., a provider of security logistic support and related product development services. Ergo has a contract with the United States government to provide border security logistic support at five ports of entry. In consideration for this acquisition we agreed to pay $400,000 in cash, payable at certain milestones which are related to research efforts. During the nine month period ended March 31, 2004, we realized $752,000 from these services.

         EVENTS OCCURRING AFTER FISCAL 2003. In March of 2003, we entered into an agreement to acquire the intellectual property (including patents), equipment and government contracts relating to our gas plasma antenna technology from ASI Technology Corporation, but this transaction did not close until September 30, 2003. In consideration for this acquisition we issued 283,333 shares of common stock and agreed to pay $1,000,000. During the nine months ended March 31, 2004 we realized $261,000 from SBIR research grants related to this technology.

         In October of 2003, we acquired all of the common stock of Science and Technology Research Corporation, Inc. This company is the producer of the U.S. navy's shipboard automatic chemical agent detection and alarm system. In consideration for this acquisition we issued 1,539,779 shares of common stock and agreed to pay $900,000 in cash, and issued a promissory note for $375,000. During the nine months ended March 31, 2004, we realized $4,369,000 from sales of our automatic chemical agent detection and alarm system to the U.S. Navy.

         FINANCING ACTIVITIES AFTER MARCH 31, 2004. We have financed our business activities through borrowings and private placements of our securities to institutional investors. We have engaged in the following financing activities:

         o On April 2, 2004, we sold 3,333,333 shares of common stock and warrants to purchase 3,333,333 shares of our common stock for $2,000,000 to three investors in a private placement.

         o On April 16, 2004, we sold 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock for $2,000,000 to ten investors in a private placement.

         o On May 3, 2004, we sold 7,098,750 shares of our common stock and warrants to purchase 7,098,750 shares of our common stock for 5,679,000 to 34 investors in a private placement.

         o As of April 2004, all of our Series C Cumulative Convertible Preferred Stock has been converted into common stock and none remains outstanding.

RESULTS OF OPERATIONS

         The following selected consolidated financial data reflects the combined results of operations of Markland Technologies and Science and Technology Research, which was acquired by us on September 30, 2003, restated for all periods presented pursuant to the purchase method of accounting.

         The selected consolidated financial data for each of the three month periods ended March 31, 2004 and 2003 and each of the nine month periods ended March 31, 2004 and March 31, 2003 have been derived from the unaudited consolidated financial statements of Markland.

         The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Quarterly Report.


                                                              THREE MONTHS ENDING            NINE MONTHS ENDING
                                                                    MARCH 31,                     MARCH 31,
                                                          ---------------------------   ----------------------------
                                                              2004           2003           2004            2003
                                                          ------------   ------------   ------------    ------------
                                                                  (Unaudited)                    (Unaudited)
Revenue                                                     1,818,846         322,451      5,382,341        322,451
Cost of revenue                                             2,156,931          85,798      4,486,512         85,798
Selling, general and administrative                         1,210,332         475,641      2,337,298        643,193
Compensatory element of stock issuances                     1,004,419       1,476,468      2,543,561      1,480,468
Research and development                                       49,139              --         49,139             --
Amortization & depreciation expense                           416,444          33,334        575,667         33,334
Interest and other expenses                                   119,232          28,737        266,960        172,870
Net loss                                                   (3,137,651)     (1,777,527)    (4,876,796)    (2,093,212)

RESULTS OF OPERATIONS COMPARISON OF NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2004

         REVENUE. Revenue for the quarter ending March 31, 2004 was $1,818,846, an increase of $1,496,395 from the $322,451 recognized during the quarter ended March 31, 2003. The increase was primarily attributable to our acquisition of Science and Technology Research Corporation (STR). During the nine month period ended March 31, 2003 we recognized revenue of $322,451. Revenue for the nine months ended March 31, 2004 was $5,382,341. Of our revenues, approximately $4,369,000 was from sales of our automatic chemical agent detection and alarm system to the U.S. Navy. Our contract with the U.S. Navy provides for up to $37,000,000 in sales of this product for the life of the product. Through March 2003 our subsidiary STR recognized approximately $14,411,000 in revenues under this contract. We expect sales will continue, but we cannot give any assurance that they will continue because orders depend upon the U.S. Navy's needs. Approximately $752,000 of revenue was derived from border security products and services provided by our subsidiary, Ergo Systems, Inc. Our contract with the U.S. government for border security products and services provides for payments of up to $2,000,000. Our SBIR grants provide for payments of $1,000,000 over a 12-month period. Approximately $261,000 of revenue was derived from funded SBIR research performed for the U.S. military for gas plasma antenna technology.

         COST OF REVENUES. We had no costs of revenues prior to the three month period ended March 31, 2003. During the three month period ended March 31, 2003 we had cost of revenues of $85,798 and a gross profit of $236,653. Cost of revenues for the three months ended March 31, 2004 was $2,156,931 and for the nine months ended March 31, 2004 was $4,486,512. We had a gross loss of $338,085 for the three months ended March 31, 2004 and a gross profit of $895,829 for the nine months ended March 31, 2004. Our cost of revenues for long term contracts includes direct labor and related fringe benefits, subcontracting costs, material purchases, and allocable general and administrative expenses. The increase in our costs of revenues for the three month period ended March 31, 2004 is primarily due to the following factors: (1) During the quarter ended March 31, 2004, we closed out a purchase order under our U.S. Navy contract. Our actual costs of goods exceeded our estimated costs of goods for products delivered to the U.S. Navy, and we recorded an adjustment in the quarter ended March 31, 2004. This excess also resulted in a reduction in gross margin and
(2) Our deliveries during this period also reflect higher contract costs and consequently a lower gross margin.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased to $1,210,332 for the quarter ending March 31, 2004 from $475,641 for the comparable period for 2003. Selling, general and administrative expense for the nine months ended March 31, 2003 was $643,193. Selling, general and administrative expense for the nine months ended March 31, 2004 was $2,337,298. Selling, general and administrative expense was primarily composed of payments to employees, consultants and vendors. The increase in selling, general and administrative expense was primarily due to a $600,000 accrual for bonus compensation paid to Verdi Consulting and increases in staff resulting from the acquisition of Science and Technology Research Corporation and related sales growth. We expect this expense to increase with the size of our business and with any acquisitions we may make.

         COMPENSATORY ELEMENT OF STOCK ISSUANCES. Compensatory element of stock issuances decreased during the quarter ended March 31, 2004 by $472,049 to $1,004,419, from the comparable period for 2003. During the nine months ended March 31, 2003 we had $1,480,468 charges for compensatory element of stock issuances. Compensatory element of stock issuances for selling, general and administrative fees for the nine months ended March 31, 2004 was $2,543,561. We use our equity to compensate management and consultants who provide services to us. We expect to continue to do so in the future. For this reason we expect to continue to incur such charges.

         INTEREST AND FINANCING. Interest expense increased to $119,232 for the quarter ended March 31, 2004, from $28,334 for the comparable period of 2003. Interest expense for the nine months ended March 31, 2003 was $198,120. Interest and financing expense for the nine months ended March 31, 2004 was $266,960. Interest and financing expense was from our loan payable to Bay View Capital, LLC, and other notes payable. The loan to Bay View Capital was paid in full in April of 2004.

         NET LOSS. Our net loss for the three months ended March 31, 2004 was $3,137,651. Our net loss for the same quarter in 2003 was $1,777,527. Net loss for the nine months ended March 31, 2003 was $2,093,212. For the nine months ended March 31, 2004, we incurred a net loss of $4,876,796. This net loss was primarily due to the increase in selling, general, and administrative expense, and compensatory element of stock issuances for selling, general and administrative fees for the nine months ended March 31, 2004.

         PREFERRED STOCK DIVIDENDS. Our Series C Preferred Stock accrues dividends at a stated rate of five percent (5%) per year on the sum of the liquidation preference and any accrued and unpaid dividends. Accrued stated dividends for the three months ended March 31, 2004 decreased to $55,782, from $65,018 for the comparable quarter of 2003. Accrued stated dividends for the Series C Preferred Stock for the nine months ended March 31, 2004 and 2003 totaled $186,322 and $81,007, respectively. Our Series C and Series D Preferred Stock accumulate deemed dividends which are non-cash charges for the beneficial conversion features of such securities Deemed dividends related to our Series C and Series D Preferred Stock were $1,044,250 and $1,180,500 for the three months and nine months ended March 31, 2004, respectively. Deemed dividends for the comparable periods of 2003 were $272,502 and $320,882.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders for the quarter ended March 31, 2004 increased to $ $4,237,683 ($.50 per share) compared to a net loss applicable to common stockholders for the quarter ended March 31, 2003 of $2,115,047 ($.41 per share). Net loss applicable to common stockholders for the nine months ended March 31, 2004 was $6,243,618 ($.97 per share). Net loss applicable to common stockholders for the nine months ended March 31, 2003 was $2,495,101 ($.50 per share).

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended March 31, 2004, we experienced $2,360,283 of negative cash flow from operating activities. The negative cash flow was a result of a net loss of $4,876,796, an increase of accounts receivable of approximately $875,041, mitigated by non-cash charges of $3,181,731, and increased accounts payable and accrued expenses of $133,935. In addition, we experienced $934,170 of negative cash flow from investing activities. These investment activities consisted of payments made in connection with our acquisition of Science and Technology Research Corporation and ASI. We financed our operations and acquisition activities primarily through borrowings, sales of preferred stock as well as through margins from sales of our products and services. During this period we borrowed $1,400,000 from Bay View Capital, LLC and repaid $1,050,231 of that amount. We also raised an aggregate of $3,402,000 from sales of our Series D Preferred Stock.

         We believe that required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of research and development and selling and administrative expenses to some extent based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

         Any equity-based source of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our security products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

GOING CONCERN

         For the nine months ended March 31, 2004, we incurred a net loss of $4,876,796 and had a working capital deficiency of $587,458. We had limited finances and required additional funding in order to market and license our products. There was no assurance that we could reverse our operating losses, or that we could raise additional capital to allow us to continue our planned operations. These factors raised substantial doubt about our ability to continue as a going concern.

         Our ability to continue as a going concern remains dependent upon our ability to obtain additional financing or through the generation of positive cash flows from continuing operations.

FINANCING IN 2004

         Since January 1, 2004, we have raised an aggregate of $12,448,000 in new equity capital through private placements of our Series D Preferred Stock and common stock and warrants. At various times between March 31, 2004 and May 3, 2004 we raised aggregate proceeds of $2,657,000 (net of finders' fees) through private placements of our Series D Preferred Stock to an institutional investor. On April 2, 2004, we sold 3,333,333 shares of common stock and warrants to purchase 3,333,333 shares of our common stock for $2,000,000 to three investors in a private placement. After deducting expenses, we received approximately $1,750,000 in cash proceeds from this transaction. On April 16, 2003, we sold 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock for $2,000,000 to ten investors in a private placement. After deducting expenses, we received approximately $1,890,000 in cash proceeds from this transaction. On May 3, 2004, we sold 7,089,750 shares of our common stock and warrants to purchase 7,098,750 shares of our common stock for $5,679,000 to 34 investors. We paid $533,140 and issued warrants to purchase 529,800 shares of common stock to finders in connection with these private placements.

         If the common stock purchase warrants sold in the three private placements are exercised in their entirety, we will receive up to $19,092,824.

         We used the net proceeds of these private placements for working capital and to repay approximately $2,000,000 of indebtedness including approximately $1,200,000 we owed to Bay View Capital, LLC. As of May 9, 2004, we had approximately $7,850,000 in cash.

CONTRACTUAL CASH OBLIGATIONS

         The following summarizes our contractual cash obligations and commercial commitments at March 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in the future periods.

         CONTRACTED OBLIGATIONS

         LONG-TERM DEBT                              TERM       LESS THAN 1 YEAR
         ------------------------------          --------------  --------------
         Secured convertible note                 $   479,169    $   479,169(1)
         Note payable - BayView Capital               349,769        349,769(2)
         Insurance premium financing                   20,069         20,069
         Acquisition note                             375,000        375,000
         _________________________

         (1) Converted to common stock April 2004.
         (2) Repaid out of private placements completed in April 2004.

CRITICAL ACCOUNTING POLICIES

         The preparation of Markland's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

         The sections below present information about the nature of and rationale for our critical accounting policies.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc. and Ergo Systems, Inc. We have eliminated all significant inter-company balances and transactions in consolidation.

CONCENTRATION OF CREDIT RISK

         Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires that we disclose any significant off-balance-sheet and credit risk concentrations. We are subject to concentrations of credit risk because the majority of our revenues and accounts receivable are derived from the US Navy, Computer Science Corporation and The Department of Homeland Security, none of whom is required to provide collateral for amounts owed to us. We do not believe that we are subject to any unusual credit risks, other than the normal level of risk attendant to operating our business.

         For the nine months ended March 31, 2004, the U.S. Navy accounted for 81% of our total revenues and the Department of Homeland Security accounted for 14% of our total revenues.

RESEARCH AND DEVELOPMENT

         We charge research and development costs to expense as incurred. We capitalize costs related to acquired technologies that have achieved technological feasibility and have alternative uses. We expense acquired technologies, which are in-process at the date of acquisition or have no alternative uses as research and development costs.

LOSS PER SHARE

         We compute basic net loss per common share based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of a secured convertible promissory note, Series A and D Convertible Preferred Stock and Series C 5% Cumulative Convertible Preferred Stock, discussed in the notes to consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

IMPAIRMENT OF LONG-LIVED ASSETS

         We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including intangible assets, may not be recoverable. We recognize and impairment loss when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of our underlying business. Our policy is to record an impairment loss when it is determined that he carrying amount of the asset may not be recoverable.

REVENUE RECOGNITION

         We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the warehouse of the United States Navy, the Company recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped.

ALLOWANCE FOR DOUBTFUL

         The allowance for doubtful accounts reflects management's best estimate of probably losses inherent in the accounts receivable balance. Management determines the allowance based on known trouble accounts, historical experiences and other currently available evidence. The Company's receivables are from government contracts. The Company has not experienced any losses in accounts receivable and has provided no allowance at December 31, 2003.

ESTIMATED USEFUL LIVES OF INTANGIBLE ASSETS

         We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the Ergo and ASI acquisitions over a three-year life commencing with the date of acquisition. With respect to the Science & Technology Research, Inc. acquisition, we currently hired an independent firm to perform an independent valuation. The valuation was not completed as of the date of this report. The March 31, 2004 financial statements were prepared assuming that 50% of the excess of the purchase price over the net intangible assets ($3,000,000) was allocated to amortizable intangible assets and accordingly, amortization expense of $300,000 was included in the March 31, 2004 statement of operations.

RECOVERY OF GOODWILL

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We estimate fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flows forecasts developed as part of our planning process, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value is determined by comparing us to similar businesses (or guideline companies). Selection of guideline companies and market ratios require management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill.

ITEM 3. CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer and President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective.

         During the three month period ended March 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         The transactions discussed below reflect our 1-for-60 reverse stock split in October 2003.

         During the quarter ended March 31, 2004, the holder of Series C Convertible Preferred Stock converted 3,051 shares of Series C Convertible Preferred Stock together with accrued dividends of $201,679 into 3,422,043 shares of the Company's common stock. As of March 31, 2004, accumulated dividends of $137,360 were accrued for the Series C Preferred Stock. Subsequent to March 31, 2004, the holders of the Series C Convertible Preferred Stock converted all of the shares of Series C Convertible Preferred stock together with accrued dividends into 1,526,036 shares of Markland common stock.

         During the quarter ended March 31, 2004, the Company issued to various consultants 116,203 shares of its common stock for services rendered valued at $192,436. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         Subsequent to March 31, 2004, a secured lender converted the principal amount of $500,000 and all accrued interest into 404,266 shares of Markland's common stock.

         At various times between January 1, 2004 and May 3, 2004 we raised aggregate proceeds of $2,657,000 (net of finders fees) through private placements of 2,769 shares of our Series D Preferred Stock to an institutional investor. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. The Series D preferred stock is convertible at the option of the stockholder at any time. The number of shares of our common stock into which each share of Series D preferred is convertible is determined by dividing $1,000 by the discounted bid price. The "discounted" bid price is the average closing bid price of our common stock during the five business days immediately preceding the conversion date multiplied by the applicable discount factor, as set forth below.

AVERAGE CLOSING BID PRICE (1)                                  DISCOUNT FACTOR
--------------------------------------------------             ---------------
$15.00 or less                                                      80%
more than $15.00, but less than or equal to $30.00                  75%
more than $30.00, but less than or equal to $45.00                  70%
more than $45.00                                                    65%
--------------------

         The Series D preferred stock can be converted only to the extent that the Series D stockholder will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock. We have the right to redeem any outstanding shares of our Series D preferred stock at any time. The redemption price is equal to $1,000, multiplied by 135%. Our Series D preferred stock is convertible, even after we have provided a notice of redemption, until the Series D stockholder has received full cash payment for the shares we are redeeming. Subsequent to March 31, 2004, the holders of Series D Convertible Preferred Stock converted 810 shares of Series D Convertible Preferred Stock into 604,839 shares of common stock.

         On April 2, 2003, we sold 3,333,333 shares of common stock and warrants to purchase 3,333,333 shares of our common stock, with an exercise price of $1.00, for $2,000,000 to three investors in a private placement. After deducting expenses, we received approximately $1,750,000 in cash proceeds from this transaction. On April 16, 2003, we sold 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock, with an exercise price of $1.50, for $2,000,000 to ten investors in a private placement. After deducting expenses, we received approximately $1,890,000 in cash proceeds from this transaction. On May 3, 2004, we sold 7,089,750 shares of our common stock and redeemable warrants to purchase 7,098,750 shares of our common stock, with an exercise price of $1.50, for $5,679,000 to 34 accredited investors. We paid $533,140 and issued warrants to purchase 529,800 shares of common stock to finders in connection with these private placements. We used the net proceeds of these private placements for working capital and to repay approximately $2,000,000 of indebtedness including approximately $1,200,000 we owed to Bay View Capital, LLC. As of May 9, 2004, we had approximately $7,850,000 in cash. We issued these shares in these private placements in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         All the warrants issued in the three April private placements are exercisable for a period of three (3) years. All of the warrants contain provisions that protect holders against dilution by adjustment of the exercise price in certain events such as stock dividends and distributions, stock splits, recapitalizations, mergers, consolidations, and issuances of common stock below their respective exercise price per share. The terms of the common stock purchase warrants provide that the number of shares to be obtained by each of the holders of the warrants, upon exercise of our common stock purchase warrants cannot exceed the number of shares that, when combined with all other shares of common stock and securities then owned by each of them, would result in any one of them owning more than 4.99% (or, in some cases, 9.99%) of our outstanding common stock at any given point in time. The holder of a warrant will not possess any rights as a stockholder until the holder exercises the warrant. If the common stock purchase warrants sold in the three private placements are exercised in their entirety, we will receive up to $19,092,824.

         On April 20, 2004, we issued 300,000 shares of our common stock and warrants to purchase 50,000 shares of our common stock, with an exercise price of $1.00 to the investors in the April 2, 2004 private placement, and their counsel, in consideration for their consent to the May 3, 2004 private placement. We issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         On May 12, 2004, the Company entered into five-year compensation agreements with two of its top executives and one consultant. These agreements provide for the following remuneration:

         o Base annual remuneration of $300,000 each (an aggregate of $900,000) payable over the five-year period ending January 2, 2009;

         o Discretionary bonuses over the term of the agreement of up to 300% of the base remuneration; and

         o Conditional stock grants over the period commencing April 1, 2004 through January 2, 2008, based on defined performance criteria. The stock grants, if all earned, entitle each of the three executives to receive 7.5% of the Company's common stock on a fully diluted basis. These grants are earned according to the following schedule:

                  Grant 1                2.5%                April 1, 2004
                  Grant 2                1.0%                July 1, 2004
                  Grant 3                1.0%                October 1, 2004
                  Grant 4                1.0%                January 2, 2005
                  Grant 5                1.0%                January 2, 2006
                  Grant 6                0.5%                January 2, 2007
                  Grant 7                0.5%                January 2, 2008

                  The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

         o In the event of a change in control of the Company during the period covered by the agreement, each executive/consultant will automatically be granted all remaining stock grants and will be due cash and expense compensation for the shorter of
                  (i) three years from the date of the change in control, or
                  (ii) until the end of the term of the agreement. A change in control is defined by the agreements as a change in the majority ownership of the equity of the company, or the resignation or termination of the majority of the board of directors within a two month period, or the replacement of the CEO or the President of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

                                                                                      INCORPORATED BY REFERENCE
                                                           FILED WITH    --------------------------------------------
  EXHIBIT                                                   THIS FORM                                         EXHIBIT
     NO.              DESCRIPTION                            10-QSB        FORM          FILING DATE           NO.
----------   -------------------------------------------    ----------    -------    --------------------   ---------
    3.1      Articles of Incorporation of Quest Net                          8-K         March 20, 2000         1.3
             Corp., filed with the Florida Secretary of
             State on December 28, 1998
    3.2      Articles of Merger filed with the Florida                       8-K         March 20, 2000         1.2
             Secretary of State on March 15, 2000
    3.3      Articles of Amendment to the Articles of                        8-K         April 10, 2001         3.1
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on
             April 4, 2001
    3.4      Articles of Amendment to the Articles of                        8-K         April 10, 2001         3.3
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on June
             21, 2001
    3.5      Articles of Amendment to the Articles of                       SB-2          May 11, 2004          3.5
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on December 21, 2001
    3.6      Articles of Amendment to the Articles of                      10-KSB       October 14, 2003        3.6
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on September 16, 2003
    3.7      Certificate of Designations of Rights and                     10-KSB       October 14, 2003        3.7
             Preferences of the Series A Non-Voting
             Convertible Preferred Stock
    3.8      Certificate of Designations of Rights and                       8-K       December 20, 2002        3.5
             Preferences of the Series C Cumulative
             Convertible Preferred Stock
    3.9      Certificate of Designations of Rights and                     10-KSB       October 14, 2003        3.5
             Preferences of the Series D Cumulative
             Convertible Preferred Stock
   3.10      Amended and Restated By-Laws                                    8-K         March 20, 2000         1.4
    4.1      Form of common stock certificate of                           10-QSB      February 14, 2003        4.1
             Markland Technologies, Inc.
    4.2      Registration Rights Agreement between                          SB-2          May 11, 2004          4.2
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd.,
             Sparrow Ventures, Inc., dated April 2, 2004
    4.3      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.3
             April 2, 2004
    4.4      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.4
             April 16, 2004
    4.5      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.5
             May 3, 2004
    4.6      Registration Rights Agreement, dated March                    10-KSB       October 14, 2003       10.10
             19, 2003, by and between ASI Technology
             Corporation and Markland Technologies, Inc.
    4.7      Registration Rights Agreement by and                          10-KSB       October 14, 2003       10.17
             between Markland Technologies, Inc. and
             Brittany Capital Management limited, dated
             September 10, 2003.
    4.8      Consulting Agreement by and between                             8K        November 12, 2003       10.3
             Markland Technologies, Inc. and George
             Yang, dated September 30, 2003.
    4.9      Consulting Agreement by and between                            SB-2          May 11, 2004          4.9
             Markland Technologies, Inc. and
             Commonwealth Acquisitions, Ltd., dated
             March 24, 2003.
   4.10      Consulting Agreement by and between ECON                       SB-2          May 11, 2004         4.10
             Investor Relations, Inc., dated January 18,
             2003.
   4.11      Consulting Agreement by and between                            SB-2          May 11, 2004         4.11
             Markland Technologies, Inc. and Marketshare
             Recovery, Inc., dated October 29, 2003




                                                                                      INCORPORATED BY REFERENCE
                                                           FILED WITH    --------------------------------------------
  EXHIBIT                                                   THIS FORM                                         EXHIBIT
     NO.              DESCRIPTION                            10-QSB        FORM          FILING DATE           NO.
----------   -------------------------------------------    ----------    -------    --------------------   ---------

   4.12      Consulting Agreement by and between                           10-QSB      February 23, 2004       10.4
             Markland Technologies, Inc. and Emerging
             Concepts, Inc., dated July 7, 2003
   4.13      Research Agreement by and between Markland                     SB-2          May 11, 2004         4.13
             Technologies, Inc. and The Research Works,
             Inc., dated October 29, 2003
   4.14      Employment Agreement by and between                            SB-2          May 11, 2004         4.14
             Markland Technologies, Inc. and Jo-Ann
             Nichols, dated October 27, 2003.
  10.1       Securities Purchase Agreement, between                         SB-2          May 11, 2004         10.1
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd., and
             Sparrow Ventures, Inc., dated April 2, 2004
  10.2       Securities Purchase Agreement by and among                     SB-2          May 11, 2004         10.2
             Markland Technologies, Inc. and the
             Investors named therein, dated April 16,
             2004
  10.3       Securities Purchase Agreement by and                           SB-2          May 11, 2004         10.3
             between Markland Technologies, Inc. and the
             Investors named therein, dated May 3, 2004
  10.4       Agreement and Plan of Merger by and among                       8K        November 12, 2003       10.1
             Markland Technologies, Inc. and STR
             Acquisition Corp., Security Technology,
             Inc., Science and Technology Research,
             Inc., and George Yang, dated September 30,
             2003.
  10.5       Promissory Note made by Markland                                8K        November 12, 2003       10.4
             Technologies, Inc., in favor of George
             Yang, dated September 30, 2003.
  10.6       Security Agreement by and between Markland                     SB-2          May 11, 2004         10.6
             Technologies, Inc. and George Yang, dated
             September 30, 2003.
  10.7       Guaranty by Markland Technologies, Inc. in                     SB-2          May 11, 2004         10.7
             favor of George Yang, dated September 30,
             2003.
  10.8       Amendment and Payment Extension Agreement                      SB-2          May 11, 2004         10.8
             by and between Markland Technologies, Inc.
             and George Yang, dated March 17, 2004.
  10.9       Loan Agreement by and between Security                          8K        November 12, 2003       10.2
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.
  10.10      Promissory Note by and among Markland                           8K        November 12, 2003       10.5
             Technologies, Inc., Security Technology,
             Inc., and Bay View Capital LLC, dated
             September 30, 2003.
  10.11      Security Agreement by and between Security                     SB-2          May 11, 2004         10.11
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.
  10.12      Security Agreement by and between Markland                     SB-2          May 11, 2004         10.12
             Technologies, Inc. and Bay View Capital LLC.
  10.13      Sublicense Agreement by and between                            SB-2          May 11, 2004         10.13
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2004.
  10.14      Stock Purchase Agreement by and among Ocean                     8-K        January 28, 2003       10.1
             Data Equipment Corporation, Ergo Systems,
             Markland Technologies, and Security
             Technology, Inc., dated December 9, 2002,
  10.15      Exchange Agreement, dated December 9, 2002,                     8-K       December 20, 2002       10.4
             by and among Markland Technologies, Inc.,
             Market LLC, and James LLC.
  10.16      Exchange Agreement, dated December 9, 2002,                     8-K       December 20, 2002       10.5
             by and among Eurotech, Ltd., Crypto.com
             Inc., Markland Technologies, Inc., Security
             Technology, Inc. ipPartners, Inc., Market
             LLC, and James LLC.
  10.17      First Amendment to Exchange Agreement,                        10-QSB      February 14, 2003       10.6
             dated December 9, 2002, by and among
             Eurotech, Ltd., Crypto.com Inc., Markland
             Technologies, Inc., Security Technology,
             Inc. ipPartners, Inc., Market LLC,  and
             James LLC.




                                                                                      INCORPORATED BY REFERENCE
                                                           FILED WITH    --------------------------------------------
  EXHIBIT                                                   THIS FORM                                         EXHIBIT
     NO.              DESCRIPTION                            10-QSB        FORM          FILING DATE           NO.
----------   -------------------------------------------    ----------    -------    --------------------   ---------

  10.18      Restated and Amended Convertible Revolving                    10-QSB      February 14, 2003       10.2
             Credit Note Agreement, dated December 10,
             2002, by and between Markland Technologies,
             Inc. and Market LLC.
  10.19      Letter from Sherb & Co., LLP to the                             8-K         March 17, 2003        16.1
             Commission, datedMarch 12, 2003, concerning
             change in certifying accountant.
  10.20      Technology Purchase Agreement between                           8-K         April 4, 2003         10.1
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2003.
  10.21      Exchange Agreement, dated March 27, 2003,                       8-K         April 4, 2003         10.2
             by and between Eurotech, Ltd. and Markland
             Technologies, Inc.
  10.22      Registration Rights Agreement, dated March                    10-KSB       October 14, 2003       10.12
             27, 2003, by and between Eurotech, Ltd. and
             Markland Technologies, Inc.
  10.23      Amended and Restated Exchange Agreement,                        8-K         July 30, 2003         10.1
             dated July 24, 2003, by and between
             Markland Technologies, Inc. and Syqwest,
             Inc.
  10.24      Preferred Securities Purchase Agreement by                    10-KSB       October 14, 2003       10.14
             and between Markland Technologies, Inc. and
             James LLC, dated February 2, 2003, relating
             to the issuance of 170 shares of Series C
             5% Convertible Preferred Stock.
  10.25      Preferred Securities Purchase Agreement by                    10-KSB       October 14, 2003       10.15
             and between Markland Technologies, Inc.,
             and James LLC, dated April 1, 2003,
             relating to the issuance of Series D
             Convertible Preferred Stock.
  10.26      Private Equity Credit Agreement by and                        10-KSB       October 14, 2003       10.16
             between Markland Technologies, Inc. and
             Brittany Capital Management Limited, dated
             September 10, 2003.
  10.27      Employment and consulting agreements, dated                   10-KSB       October 14, 2003       10.18
             December 5, 2002, for Delmar Kintner,
             Kenneth Ducey, Robert Tarini, and Verdi
             Consulting.
  10.28      Nonexclusive License Agreement by and                          SB-2          May 11, 2004         10.31
             Science & Technology Research, Inc. and
             the Secretary of the Day, dated 11/4/03
  10.29      International Distribution Agreement                           SB-2          May 11, 2004         10.32
             between Markland Technologies, Inc. and
             Tradeways
  10.30      Science & Technology Research contract                         SB-2          May 11, 2004         10.33
             Naval Surface Warfare Center, dated January
             31, 2003
  10.31      Subcontract Agreement by and between ERCO                      SB-2          May 11, 2004         10.34
             Systems, Inc. and computer sciences
             corporation ,dated December 8, 2003
  10.32      Employment Agreement by and between                 X
             Markland Technologies, Inc. and Robert
             Tarini, dated May 12, 2004
  10.33      Employment Agreement by and between                 X
             Markland Technologies, Inc. and Kenneth
             Ducey, Jr., dated May 12, 2004
  10.34      Strategic Operations Contractor Agreement           X
             by and between Markland Technologies, Inc.
             and Asset Growth Company, dated May 12, 2004
  10.35      Consulting Agreement by and between                 X
             Markland Technologies, Inc. and Chad A.
             Verdi, dated May 12, 2004
   31.1      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
   31.2      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
   32.1      Certification by CEO and CFO of Periodic            X
             Report Pursuant to 18 U.S.C. Section 1350

(b) REPORTS ON FORM 8-K

      On February 24, 2004, the Company filed a Current Report on Form 8-K, reporting Item 12 and containing financial information for the quarter ended December 31, 2003 and forward-looking statements, all as presented in a press release of February 24, 2004.

      On March 23, 2004, the Company filed a Current Report on Form 8-K/A, reporting Item 7 and containing certain audited and pro-forma financial information relating to its acquisition of Science and Technology Research, Inc. in 2003.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MARKLAND TECHNOLOGIES, INC.

Date: May 24, 2004                           By: /s/ Robert Tarini
                                                 -------------------------------
                                                 ROBERT TARINI
                                                 CHAIRMAN, DIRECTOR, AND
                                                 CHIEF EXECUTIVE OFFICER


EXHIBIT TABLE
                                                                                      INCORPORATED BY REFERENCE
                                                           FILED WITH    --------------------------------------------
  EXHIBIT                                                   THIS FORM                                         EXHIBIT
     NO.              DESCRIPTION                            10-QSB         FORM          FILING DATE           NO.
----------   -------------------------------------------    ----------    -------    --------------------   ---------
    3.1      Articles of Incorporation of Quest Net                          8-K         March 20, 2000         1.3
             Corp., filed with the Florida Secretary of
             State on December 28, 1998
    3.2      Articles of Merger filed with the Florida                       8-K         March 20, 2000         1.2
             Secretary of State on March 15, 2000
    3.3      Articles of Amendment to the Articles of                        8-K         April 10, 2001         3.1
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on
             April 4, 2001
    3.4      Articles of Amendment to the Articles of                        8-K         April 10, 2001         3.3
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on June
             21, 2001
    3.5      Articles of Amendment to the Articles of                       SB-2          May 11, 2004          3.5
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on December 21, 2001
    3.6      Articles of Amendment to the Articles of                      10-KSB       October 14, 2003        3.6
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on September 16, 2003
    3.7      Certificate of Designations of Rights and                     10-KSB       October 14, 2003        3.7
             Preferences of the Series A Non-Voting
             Convertible Preferred Stock
    3.8      Certificate of Designations of Rights and                       8-K       December 20, 2002        3.5
             Preferences of the Series C Cumulative
             Convertible Preferred Stock
    3.9      Certificate of Designations of Rights and                     10-KSB       October 14, 2003        3.5
             Preferences of the Series D Cumulative
             Convertible Preferred Stock
   3.10      Amended and Restated By-Laws                                    8-K         March 20, 2000         1.4
    4.1      Form of common stock certificate of                           10-QSB      February 14, 2003        4.1
             Markland Technologies, Inc.
    4.2      Registration Rights Agreement between                          SB-2          May 11, 2004          4.2
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd.,
             Sparrow Ventures, Inc., dated April 2, 2004
    4.3      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.3
             April 2, 2004
    4.4      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.4
             April 16, 2004
    4.5      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.5
             May 3, 2004
    4.6      Registration Rights Agreement, dated March                    10-KSB       October 14, 2003       10.10
             19, 2003, by and between ASI Technology
             Corporation and Markland Technologies, Inc.
    4.7      Registration Rights Agreement by and                          10-KSB       October 14, 2003       10.17
             between Markland Technologies, Inc. and
             Brittany Capital Management limited, dated
             September 10, 2003.
    4.8      Consulting Agreement by and between                             8K        November 12, 2003       10.3
             Markland Technologies, Inc. and George
             Yang, dated September 30, 2003.
    4.9      Consulting Agreement by and between                            SB-2          May 11, 2004          4.9
             Markland Technologies, Inc. and
             Commonwealth Acquisitions, Ltd., dated
             March 24, 2003.
   4.10      Consulting Agreement by and between ECON                       SB-2          May 11, 2004         4.10
             Investor Relations, Inc., dated January 18,
             2003.
   4.11      Consulting Agreement by and between                            SB-2          May 11, 2004         4.11
             Markland Technologies, Inc. and Marketshare
             Recovery, Inc., dated October 29, 2003
   4.12      Consulting Agreement by and between                           10-QSB      February 23, 2004       10.4
             Markland Technologies, Inc. and Emerging
             Concepts, Inc., dated July 7, 2003
   4.13      Research Agreement by and between Markland                     SB-2          May 11, 2004         4.13
             Technologies, Inc. and The Research Works,
             Inc., dated October 29, 2003




                                                                                      INCORPORATED BY REFERENCE
                                                           FILED WITH    --------------------------------------------
  EXHIBIT                                                   THIS FORM                                         EXHIBIT
     NO.              DESCRIPTION                             10-QSB       FORM          FILING DATE           NO.
----------   -------------------------------------------    ----------    -------    --------------------   ---------

   4.14      Employment Agreement by and between                            SB-2          May 11, 2004         4.14
             Markland Technologies, Inc. and Jo-Ann
             Nichols, dated October 27, 2003.
   10.1      Securities Purchase Agreement, between                         SB-2          May 11, 2004         10.1
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd., and
             Sparrow Ventures, Inc., dated April 2, 2004
   10.2      Securities Purchase Agreement by and among                     SB-2          May 11, 2004         10.2
             Markland Technologies, Inc. and the
             Investors named therein, dated April 16,
             2004
   10.3      Securities Purchase Agreement by and                           SB-2          May 11, 2004         10.3
             between Markland Technologies, Inc. and the
             Investors named therein, dated May 3, 2004
   10.4      Agreement and Plan of Merger by and among                       8K        November 12, 2003       10.1
             Markland Technologies, Inc. and STR
             Acquisition Corp., Security Technology,
             Inc., Science and Technology Research,
             Inc., and George Yang, dated September 30,
             2003.
   10.5      Promissory Note made by Markland                                8K        November 12, 2003       10.4
             Technologies, Inc., in favor of George
             Yang, dated September 30, 2003.
   10.6      Security Agreement by and between Markland                     SB-2          May 11, 2004         10.6
             Technologies, Inc. and George Yang, dated
             September 30, 2003.
   10.7      Guaranty by Markland Technologies, Inc. in                     SB-2          May 11, 2004         10.7
             favor of George Yang, dated September 30,
             2003.
   10.8      Amendment and Payment Extension Agreement                      SB-2          May 11, 2004         10.8
             by and between Markland Technologies, Inc.
             and George Yang, dated March 17, 2004.
   10.9      Loan Agreement by and between Security                          8K        November 12, 2003       10.2
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.
   10.10     Promissory Note by and among Markland                           8K        November 12, 2003       10.5
             Technologies, Inc., Security Technology,
             Inc., and Bay View Capital LLC, dated
             September 30, 2003.
   10.11     Security Agreement by and between Security                     SB-2          May 11, 2004         10.11
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.
   10.12     Security Agreement by and between Markland                     SB-2          May 11, 2004         10.12
             Technologies, Inc. and Bay View Capital LLC.
   10.13     Sublicense Agreement by and between                            SB-2          May 11, 2004         10.13
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2004.
   10.14     Stock Purchase Agreement by and among Ocean                     8-K        January 28, 2003       10.1
             Data Equipment Corporation, Ergo Systems,
             Markland Technologies, and Security
             Technology, Inc., dated December 9, 2002,
   10.15     Exchange Agreement, dated December 9, 2002,                     8-K       December 20, 2002       10.4
             by and among Markland Technologies, Inc.,
             Market LLC, and James LLC.
   10.16     Exchange Agreement, dated December 9, 2002,                     8-K       December 20, 2002       10.5
             by and among Eurotech, Ltd., Crypto.com
             Inc., Markland Technologies, Inc., Security
             Technology, Inc. ipPartners, Inc., Market
             LLC,  and James LLC.
   10.17     First Amendment to Exchange Agreement,                        10-QSB      February 14, 2003       10.6
             dated December 9, 2002, by and among
             Eurotech, Ltd., Crypto.com Inc., Markland
             Technologies, Inc., Security Technology,
             Inc. ipPartners, Inc., Market LLC,  and
             James LLC.
   10.18     Restated and Amended Convertible Revolving                    10-QSB      February 14, 2003       10.2
             Credit Note Agreement, dated December 10,
             2002, by and between Markland Technologies,
             Inc. and Market LLC.




                                                                                      INCORPORATED BY REFERENCE
                                                           FILED WITH    --------------------------------------------
  EXHIBIT                                                   THIS FORM                                         EXHIBIT
     NO.              DESCRIPTION                             10-QSB       FORM          FILING DATE           NO.
----------   -------------------------------------------    ----------    -------    --------------------   ---------

   10.19     Letter from Sherb & Co., LLP to the                             8-K         March 17, 2003        16.1
             Commission, datedMarch 12, 2003, concerning
             change in certifying accountant.
   10.20     Technology Purchase Agreement between                           8-K         April 4, 2003         10.1
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2003.
   10.21     Exchange Agreement, dated March 27, 2003,                       8-K         April 4, 2003         10.2
             by and between Eurotech, Ltd. and Markland
             Technologies, Inc.
   10.22     Registration Rights Agreement, dated March                    10-KSB       October 14, 2003       10.12
             27, 2003, by and between Eurotech, Ltd. and
             Markland Technologies, Inc.
   10.23     Amended and Restated Exchange Agreement,                        8-K         July 30, 2003         10.1
             dated July 24, 2003, by and between
             Markland Technologies, Inc. and Syqwest,
             Inc.
   10.24     Preferred Securities Purchase Agreement by                    10-KSB       October 14, 2003       10.14
             and between Markland Technologies, Inc. and
             James LLC, dated February 2, 2003, relating
             to the issuance of 170 shares of Series C
             5% Convertible Preferred Stock.
   10.25     Preferred Securities Purchase Agreement by                    10-KSB       October 14, 2003       10.15
             and between Markland Technologies, Inc.,
             and James LLC, dated April 1, 2003,
             relating to the issuance of Series D
             Convertible Preferred Stock.
   10.26     Private Equity Credit Agreement by and                        10-KSB       October 14, 2003       10.16
             between Markland Technologies, Inc. and
             Brittany Capital Management Limited, dated
             September 10, 2003.
   10.27     Employment and consulting agreements, dated                   10-KSB       October 14, 2003       10.18
             December 5, 2002, for Delmar Kintner,
             Kenneth Ducey, Robert Tarini, and Verdi
             Consulting.
   10.28     Nonexclusive License Agreement by and                          SB-2          May 11, 2004         10.31
             Science & Technology Research, Inc. and
             the Secretary of the Day, dated 11/4/03
   10.29     International Distribution Agreement                           SB-2          May 11, 2004         10.32
             between Markland Technologies, Inc. and
             Tradeways
   10.30     Science & Technology Research contract                         SB-2          May 11, 2004         10.33
             Naval Surface Warfare Center, dated January
             31, 2003
   10.31     Subcontract Agreement by and between ERCO                      SB-2          May 11, 2004         10.34
             Systems, Inc. and computer sciences
             corporation, dated December 8, 2003
   10.32     Employment Agreement by and between                 X
             Markland Technologies, Inc. and Robert
             Tarini, dated May 12, 2004
   10.33     Employment Agreement by and between                 X
             Markland Technologies, Inc. and Kenneth
             Ducey, Jr., dated May 12, 2004
   10.34     Strategic Operations Contractor Agreement           X
             by and between Markland Technologies, Inc.
             and Asset Growth Company, dated May 12, 2004
   10.35     Consulting Agreement by and between                 X
             Markland Technologies, Inc. and Chad A.
             Verdi, dated May 12, 2004
   31.1      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
   31.2      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
   32.1      Certification by CEO and CFO of Periodic            X
             Report Pursuant to 18 U.S.C. Section 1350
