Form 10KSB
period 2004-06-30
MARKLAND TECHNOLOGIES INC
filed 2004-10-13
CIK 1102833

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-KSB
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________.

                        COMMISSION FILE NUMBER 000-28863

                           MARKLAND TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FLORIDA                                   84-1334434
         (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

            54 DANBURY ROAD, #207                              06877
           RIDGEFIELD, CONNECTICUT                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    Issuer's telephone number: (203) 894-9700

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------          -----------------------------------------
           None                                     Not Applicable

           Securities Registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                         -------------------------------
                         Common Stock, $0.0001 par value

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

         State issuer's revenues for its most recent fiscal year:  $6,013,930
                                                                   ----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,563,858
                                                     ----------

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

================================================================================

                                           MARKLAND TECHNOLOGIES, INC.

                                                   FORM 10-KSB

                                                TABLE OF CONTENTS

PART I

         Item 1.  Description of Business...................................................................  1
         Item 2.  Description of Property................................................................... 19
         Item 3.  Legal Proceedings......................................................................... 20
         Item 4.  Submission of Matters to a Vote of Security Holders....................................... 20

PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters.................................. 21
         Item 6.  Management's Discussion and Analysis or Plan of Operation................................. 26
         Item 7.  Financial Statements......................................................................F-1
         Item 8.  Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.................................................................... 39
         Item 8a. Controls and Procedures................................................................... 39
         Item 8b. Other Information......................................................................... 40

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act....................................... 41
         Item 10. Executive Compensation.................................................................... 44
         Item 11. Security Ownership of Certain Beneficial Owners and Management............................ 46
         Item 12. Certain Relationships and Related Transactions............................................ 48
         Item 13. Exhibits ................................................................................. 51
         Item 14. Principal Accountant Fees and Services.................................................... 59

                                        ________________________________

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES,
SUCH AS OUR PLANS, OBJECTIVE, EXPECTATIONS AND INTENTIONS. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS
SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "CONTINUE," "PLANS," OR THEIR
NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND
OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING
STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER
MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISK FACING US OR ACTUAL EVENTS DIFFERING FROM THE ASSUMPTIONS
UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY
FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB. WE WILL NOT UPDATE THESE
FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

                                        ________________________________


                                                       i

         THE FOLLOWING INFORMATION REGARDING OUR SECURITIES HAS BEEN ADJUSTED TO REFLECT A 1-FOR-40 REVERSE STOCK SPLIT EFFECTED ON JUNE 21, 2001 AND A 1-FOR-60 REVERSE STOCK SPLIT EFFECTED ON OCTOBER 27, 2003.

                        ________________________________

         This Annual Report on Form 10-KSB contains trademarks, service marks and registered marks of Markland Technologies, Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by (R) and (TM) are registered trademarks or trademarks, respectively, of Markland Technologies, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

                        ________________________________

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

         Markland Technologies, Inc. ("Markland", the "Company" or "we") is an integrated homeland security and defense company incorporated under the laws of the State of Florida.

WHO WE ARE

         We are the successor to a variety of businesses dating back to 1995. Our business, as it exists today, consists of four business areas:

         o        sensor systems for military and intelligence applications;
         o        chemical detectors;
         o        border security systems; and
         o        advanced technologies.

         We provide to the United States Department of Defense ("DOD") and to various other United States Intelligence Agencies ("INTEL"); remote sensing technology products, and services to protect our country's military personnel and infrastructure assets. We also provide to the Department of Homeland Security ("Homeland Security"); products, services and emerging technologies to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for the Homeland Security, DOD and INTEL marketplaces via expansion of our existing contracts, development of our emerging technologies and acquisition of synergistic revenue producing assets.

         Prior to the acquisition of E-OIR Technologies, Inc. ("EOIR"), our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system, border security logistics products and services, and Small Business Investment Research ("SBIR") funded research grants for the development of gas plasma antenna technology.

         As result of the acquisition of EOIR, now a wholly-owned subsidiary of Markland, our primary sources of operating revenues will be the sales of remote sensing technology products and services to the United States Department of Defense and to various other United States Intelligence Agencies. We expect that our remote sensing technology products and services will continue to be our most significant revenue-producing business areas going forward.

         Our strategy is to grow through organic means via increased acceptance by our customers of our present products and services offerings and also via synergistic acquisitions of assets that provide products or services to Homeland Security, DOD, or INTEL.

BUSINESS HISTORY

         Markland Technologies, Inc. is the successor to A. P. Sales Inc., a corporation incorporated in Colorado in 1995. In December 1998, A. P. Sales was dissolved as a Colorado corporation and re-domiciled in Florida under the name Quest Net Corporation ("Quest Net"). In March 2000, Quest Net acquired CWTel, Inc., a Florida corporation ("CWTel"). CWTel filed a voluntary bankruptcy petition in November 2001 and was issued a final decree in March 2002. In March 2001, Quest Net acquired all of the outstanding stock of Vidikron of America, Inc., a Delaware corporation ("Vidikron"). As a result, Vidikron's sole stockholder, Market LLC, a Cayman Islands limited liability company, became Quest Net's majority stockholder and Vidikron became a wholly-owned subsidiary of Quest Net. Quest Net subsequently changed its name to Markland Technologies,

Inc. In order to cure a default in our obligations to Market LLC, we transferred all of our interest in Vidikron to Market LLC in June 2002. As a result, at the end of fiscal 2002, we had no active business operations.

         In December of 2002, we entered into a transaction with Eurotech, Ltd., ipPartners, Inc., Market LLC, and James LLC. Pursuant to this transaction the following took place:

         o We formed a subsidiary corporation called Security Technology, Inc.

         o Eurotech transferred certain rights to its acoustic core technology relating to illicit material detection to our subsidiary.

         o Crypto.com Inc. (a subsidiary of Eurotech) and ipPartners transferred certain rights to their cryptology technologies to our subsidiary.

         o 90% of the shares of our common stock held by Market LLC and James LLC were retired.

         o We issued 80% of our then issued and outstanding common stock to Eurotech and shares of common stock representing 10% of our then issued and outstanding shares of common stock to ipPartners.

         o We issued $5,225,000 in stated value of our Series C 5% Cumulative Convertible Preferred Stock to Market LLC and James LLC in satisfaction of $5,225,000 of convertible notes held by Market LLC and James LLC and in exchange for their agreement to surrender 4,498,638 shares of our common stock.

         In January 2003, we acquired all the common stock of Ergo Systems, Inc., a company in the business of providing border security logistic support and product development services to the U.S. government. Ergo Systems Inc. has a contract with the Department of Homeland Security to maintain, integrate and implement design enhancements to border security systems. In consideration for this acquisition we agreed to pay $400,000 in cash, payable at certain milestones which are related to research efforts.

         In March 2003, we entered into an agreement to acquire the intellectual property (including patents), equipment, and government contracts for certain gas plasma antenna technology from ASI Technology Corporation. We closed this transaction in September 2003. We paid a purchase price of $150,000 in cash and 283,333 shares of our common stock valued at $850,000.

         In October of 2003, we acquired all of the common stock of Science and Technology Research Corporation, Inc. This company is the producer of the U.S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System. In consideration for this acquisition, we issued 1,539,779 shares of common stock valued at $5,100,000, paid $900,000 in cash and issued a promissory note for $375,000. We also entered into a consulting agreement with the former principal shareholder and employee.

         On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five-year notes secured by the assets and stock of EOIR. EOIR is a provider of technology and services to the United States Army Night Vision and Electronic Sensors Directorate, as well as other United States Department of Defense and Intelligence Agencies. It has significant expertise in wide-area remote sensing using both electro-optic and infrared technologies. Markland intends to continue to use the assets of EOIR for this purpose and to also broaden its product base and offerings to the Department of Homeland Security. Markland will combine certain EOIR technology assets in the areas of chemical detection with those of its other operating subsidiary Science and Technology Research Inc. to provide a more complete integrated product line offering for both "stand off" and "point" chemical detection systems. EOIR will represents a vast majority of Markland's revenues as we expect that EOIR will continue to be our most significant revenue producing business area in the next fiscal year.

GENERAL DESCRIPTION OF OUR BUSINESS

         We classify our business into the following areas:

         o remote sensor systems for military and intelligence applications;
         o        chemical detection;
         o        border security; and
         o        advanced technologies.

REMOTE SENSOR SYSTEMS FOR MILITARY AND INTELLIGENCE APPLICATIONS

         Our acquisition of EOIR, a company which provides remote sensing technology products and services to the United States Department of Defense and to various other United States Intelligence Agencies, is an important part of our ongoing business strategy of creating a world-class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

         EOIR offers products and services which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

         EOIR's most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. Approximately 86% of EOIR revenues for the fiscal year ended December 31, 2003, were derived from this contract. The Omnibus Contract has an extensive and varied scope that requires us to provide a very broad range of products and technical services. For those products and technical services that EOIR does not possess in-house, we subcontract to our team members and other subcontractors as necessary.

         EOIR intellectual property lies in patents pending, trade secrets and the experience and capabilities of its technical staff whom support these research programs. We protect EOIR intellectual property and our competitive position via patent applications, trade secrets, and non-compete agreements with our employees.

CHEMICAL DETECTORS

         In October 2003, our subsidiary, Security Technology, Inc., acquired all of the common stock of Science and Technology Research, Inc., a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of homeland security solutions.

         We have a contract with the U.S. Navy to be the sole producer of the U.S. Navy's shipboard Automatic Chemical Agent Detection and Alarm System used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. During fiscal year 2004, our subsidiary STR recognized approximately $4,796,715 of revenue from this contract. As of June 30, 2004, we had delivered all the units requested to date under this existing contract. At the option of the US Navy additional units may be purchased by the US Navy or other government agencies under this contract in the future.

         We recently entered into an international distribution agreement with Tradeways, Ltd, to market and sell Markland's Shipboard ACADA chemical detection systems to foreign militaries to market our product in Argentina, Australia, Austria, Bahrain, Canada, Chile, Croatia, Denmark, Egypt, Estonia, Finland, Greece, Ireland, Israel, Italy, Japan, Jordan, Korea, Kuwait, Malaysia, The Netherlands, New Zealand, Norway, Oman, Pakistan, Portugal, Qatar, Saudi Arabia, Spain, Sweden, Taiwan, Turkey, and the United Arab Emirates. To date, we have not sold any products through this channel.

         We are presently working on the design of a next generation "point" chemical detector product, which will also operate using Ion Mobility Spectrography ("IMS") cell technology and provide networked wireless communication capability.

         On December 23, 2003, the U.S. Navy signed a ten-year non-exclusive license agreement with us to transfer certain chemical detection technology intellectual property rights to us. We believe the license will allow us to further expand the applications for the "point" chemical detection technology and market the technology to non-defense customers such as foreign governments and commercial entities. We expect to continue to manufacture the Automatic Chemical Agent Detection and Alarm System for the U.S. Navy and simultaneously pursue opportunities with the Department of Homeland Security as well as foreign military sales. We are experiencing a decline in demand for our chemical detector unit from the U.S. Navy. We plan to compensate for this reduced demand by marketing this technology to new customers within the Homeland Security marketplace and by combining it with other technologies for sale to existing customers. In the interim, we are combining "stand off" chemical detection technologies from EOIR which are based on hyper spectral infra red technology with the "point" chemical detection technology of STR which is based on Ion Mobility Spectroscopy. This integrated and combined chemical detection capability we believe will accelerate penetration into new markets for the chemical detection products we now offer and help to increase revenues in the next fiscal year for chemical detection products.

BORDER SECURITY

         We acquired the assets of Ergo Systems, Inc., in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at U.S. ports of entry for the Dedicated Commuter Lane, which is part of a larger U.S. Customs and Immigration and Naturalization Service initiative to reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers.

         The Dedicated Commuter Lane (DCL) integrates several important security checks. It employs automatic vehicle identification technology, which allows participants to pass through the border crossing more efficiently than without automatic screening. Participants run a card through a swipe card reader, which instantaneously sends patron information, including a photograph, to the inspector's screen for clearance. The gate rises and allows the patron through. The whole process takes about 30 seconds. The Dedicated Commuter Lane software also controls a variety of security subsystems, including video surveillance, gates, and tire shredders.

         In conjunction with the DCL maintenance contract awarded by the Department of Homeland Security we were also awarded a contract by Computer Sciences Corporation to perform border maintenance services in multiple ports of entry in the southern United States. During fiscal year 2004, our subsidiary ERGO Systems recognized approximately $955,736 of revenue from these contracts.

         During the fiscal year we also entered into a teaming agreement with Accenture, who was recently awarded the US VISIT contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the United States. We have recently been awarded a subcontract which enables the company to derive revenues from the USVISIT contract. Potential revenue amounts from this subcontract are as yet undetermined.

         Our subcontract for the US VISIT program is part of a larger Department of Homeland Security initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow. The "trusted traveler" concept is designed for frequent border crossers who are willing to undergo a background check and travel under certain restrictions in exchange for the use of a commuter lane. This dedicated commuter lane substantially decreases the amount of time it takes to drive through the border. We believe that our experience in integrating solutions will be attractive to the Department of Homeland Security as it confronts the various issues of protecting our borders although there can be no assurances that the trusted traveler concept will result in an increase in sales or revenues.

ADVANCED TECHNOLOGIES

         Through research and development as well as intellectual property acquisitions, we have established a portfolio of advanced and emerging technologies, which we intend to commercialize and utilize within our own proprietary products or license out for the purpose of revenue generation. These advanced technologies and intellectual property are as follows:

         o        Gas plasma antenna,
         o        Vehicle stopping system,
         o        Acoustic Core(TM) signature analysis,
         o        APTIS(TM) human screening portal, and
         o        Cryptography software.

         GAS PLASMA ANTENNA: We acquired gas plasma antenna technology assets and a sub-license for plasma sterilization and decontamination from ASI Technology Corporation in September 2003. The assets at time of purchase included three ongoing funded SBIR government contracts and nine issued and pending U.S. patents related to gas plasma antenna technology with demonstrated applications in the fields of ballistic missile defense, phased array radar, and forward deployed decontamination.

         A plasma antenna's performance equals that of a metal antenna, but the gas plasma antenna is lighter. These antennae can be used for any purpose for which a metal antenna is used. A gas plasma antenna weighs substantially less than metal antennas of comparable performance. When a plasma antenna is turned off, it is transparent, immune to electronic countermeasures and allows other adjacent antennas to transmit or receive without interference.

         Plasma antenna technology employs ionized gas enclosed in a tube (or other enclosure) as the conducting element of an antenna. This is a fundamental change from traditional antenna design that generally employs solid metal wires as the conducting element. Ionized gas is an efficient conducting element with a number of important advantages over wire. Since the gas is ionized only for the time of transmission or reception, "ringing" and associated effects of solid wire antenna design are eliminated. The design allows for extremely short pulses, a feature important to many forms of digital communication and radars.

The design further provides the opportunity to construct an antenna that can be compact and dynamically reconfigured for frequency, direction, bandwidth, gain and beam width. We believe plasma antenna technology will enable the design of antennas that are more efficient, lower in weight and smaller in size than traditional solid wire antennas.

         We believe our plasma antenna offers numerous advantages over traditional wire antennas including stealth for military applications and higher digital performance in commercial applications. We cannot predict when these products will be ready for commercial or military use.

         Our gas plasma research team has been awarded US patent # 6,710,746 for a gas plasma antenna element demonstrating reconfigurable length. The development of this technology has been funded to date through grants from the US Navy and Army.

         US patent #6,710,746, which has SBIR origins, relates to plasma antennas having re-configurable length, beam width, and bandwidth. Traditionally, antennas have been defined as metallic devices for radiating or receiving radio waves, or as a conducting wire which is sized to emit radiation at one or more selected frequencies. As a result, the paradigm for antenna design has heretofore been focused on antenna geometry and physical dimensions. We believe that our gas plasma antenna design will result in antennas with greater flexibility and security than conventional antennas. During fiscal year 2004, funded gas plasma SBIR contracts provided approximately $261,479 in contract revenues. Presently we do not have any purchase commitments for this technology.

         VEHICLE STOPPING SYSTEM: Under a funded government contract, we developed a vehicle stopping system to address the increasing risks of unauthorized and illegal entry into the U.S. Our vehicle stopping system is designed to safely capture vehicles that are trying to gain entry without authorization. Our vehicle stopping system consists of a net, buried beneath the road, which will spring up when a car or truck attempts to speed across the border illegally. The net is attached to two spindles that unwind with increasing tension as the illegal car is trapped. Our Vehicle Stopping System is capable of stopping a vehicle attempting to gain illegal entry at speeds in excess of 65 miles per hour and without personal injury to occupants or U.S. government border personnel. The vehicle stopping system was successfully tested in June 2003 at the San Ysidro, California port of entry. Presently we do not have any purchase commitments for this system.

         ACOUSTIC CORE(TM): We acquired rights to the Acoustic Core(TM) technology, as it related to illicit material detection, from Eurotech, Ltd. in December 2002. The Acoustic Core(TM) technology utilizes acoustics sensing and signature analysis technologies to detect a variety of materials.

         Acoustic Core(TM) is a non-intrusive acoustic remote sensing technology, which exhibits the potential for the automated detection of a large variety of potentially harmful materials such as C4, plastic flare guns, and ceramics. This technology is capable of computerized automatic screening of containers, vehicles and humans. It can detect a broad range of illegal materials even if the materials are moving at a high rate of speed, with low false alarm rates, and it utilizes low frequency acoustic energy, which is safe for humans. This speed and accuracy makes the technology suitable for primary screening applications where large volumes of containers or humans need to be screened quickly and accurately, such as in an airport or at a border crossing.

         The product of almost a decade of intensive laboratory and field research, we believe the Acoustic Core(TM) technology has the potential to enter the security marketplace to fill high-priority homeland security needs. Because Acoustic Core(TM) technology can utilize the independent acoustic signatures of various materials, products can be developed and programmed to detect a large array of harmful substances, including explosives, and bio-hazardous and radioactive compounds.

         We believe that the Acoustic Core(TM) technology can screen large containers while they are in motion, such as during transport via truck or railcar. Primary screening of containers in this manner allows for segregation of suspicious containers for secondary screening by a handheld version of the remote sensing products.

         We completed a project with the U.S. Air Force through a Co-Operative Research and Development Agreement which used our proprietary Acoustic Core(TM) technology to inspect cargo. While this contract did not generate revenue for us, we expect to develop the technology for use in commercially viable products. However, we cannot predict when these products will be ready for commercial or military use. Presently we do not have any purchase commitments for this technology.

         APTIS(TM): We are involved in the design and testing of APTIS(TM), an acoustic screening portal intended to facilitate screening of humans for concealed metallic and non-metallic weapons such as ceramic knives and plastic guns and explosives. The technology is very flexible and can be incorporated into existing entry portal systems such as metal detectors, eliminating the need to replace these systems used to safely screen humans for explosives. Although we continue to develop this prototype, we cannot predict when it will be ready for commercial use. Presently we do not have any purchase commitments for this system.

COMPETITION

         The markets for our products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. Some of our present and potential competitors may have financial, marketing, and research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete. Many of our primary competitors are well established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do.

         We have certain proprietary technologies, some of which have been developed, and others that are in development. We will focus on our proprietary technologies, or leverage our management experience, in order to differentiate ourselves from these organizations. There are many other technologies being presented to the Department of Homeland Security that directly compete with our technologies. The Department of Homeland Security may pursue solutions different from ours.

INTELLECTUAL PROPERTY

         Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own multiple U.S. and foreign patents. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

         We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

         We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

         EOIR provides engineers and scientists to perform research at Government research Laboratories. However, research performed in these Government laboratories is paid for with Government funds and is typically the property of the US Government. This intellectual property may be utilized via licensing agreements executed with the US Government, but there are no guarantees that the US Government will provide such licenses.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended June 30, 2003 and June 30, 2004, we spent $522,657 and $49,289 on research and development respectively. During the fiscal year ended June 30, 2004, we reduced our research and development efforts to concentrate our financial resources on product marketing activities and as a result of completion of funded SBIR contracts.

         Our research and development activities consist of projects funded entirely by us or with the assistance of SBIR grants, and SBIR projects are generally directed towards the discovery of specific information requested by the government research sponsor.

         In addition, our subsidiary EOIR is permitted to charge and recover a certain percentage of its administrative budget on Internal Research and Development programs. These programs are generally short in duration and may yield new processes or techniques that will advance our technical knowledge on our Government programs.

         We believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directed to timely development of new and enhanced products that are central to our business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability to enhance our existing products, develop and introduce new products that improve performance on a cost effective and timely basis. We may be unable to successfully develop products to address new customer requirements or technological changes, and any products we develop may not achieve market acceptance.

DEPENDENCE ON U.S. GOVERNMENT CONTRACTS

         We offer substantially all of our entire range of our services and products to agencies of the U.S. Government. In both fiscal years 2004 and 2003, 100% of our revenue came from U.S. Government prime or subcontracts.

         Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the US Government. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

         Much of our business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract.

         Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. We operate under the risk that such terminations may occur and have a material impact on operations.

GOVERNMENT REGULATION

         Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including the U.S. Federal Acquisition Regulation that provide various profit and cost controls, rules for allocations of costs, both direct and indirect, to contracts and non-reimbursement of unallowable costs such as interest expenses and certain costs related to business acquisitions, including for example the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets.

         Companies supplying defense-related equipment to the U.S. Government are subject to certain additional business risks specific to the U.S. defense industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

         U.S. Government contracts are, by their terms, subject to unilateral termination by the U.S. Government either for its convenience or default by the contractor if the contractor fails to perform the contracts' scope of work. Upon termination other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant contracts have been terminated.

         As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

         Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties. Currently we do not have any sales from overseas customers.

SALES AND MARKETING

         We currently divide the marketing efforts of our products and services into three areas: (1) directly to federal or local government agencies, (2) to large partners who may represent an opportunity for us as subcontractors, and
(3) to commercial entities. These marketing duties are divided among upper management.

MANUFACTURING

         Our primary manufacturing facilities are located in Fredericksburg, VA and Providence, RI .We also utilize our offices in Providence, RI as manufacturing prototype development facilities.

EMPLOYEES

         As of September 2004, we employed approximately 191 full-time employees. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

                                  RISK FACTORS

         SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS WE FILE WITH THE SEC ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES, AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE.

         We have a history of operating losses. We cannot predict when, or if, we will ever achieve profitability. Our current business operations began in 2002 and have resulted in losses in each fiscal year. As of June 30, 2004, we had an accumulated deficit of $20,283,948. If we continue to experience operating losses, an investment in our common stock is at risk of being lost.

WE HAVE A GOING-CONCERN QUALIFICATION IN THE REPORTS BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS FOR OUR FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2004, AND JUNE 30, 2003, WHICH MAY MAKE CAPITAL RAISING MORE DIFFICULT AND MAY REQUIRE US TO SCALE BACK OR CEASE OPERATIONS, PUTTING OUR INVESTORS' FUNDS AT RISK.

         The reports of our independent registered public accounting firms, for fiscal years 2004 and 2003, includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. In fiscal year 2004, we have raised a total of $15,345,000 in new capital. Subsequent to June 30, 2004, we raised $4,000,000 in the form of convertible promissory notes. There is no guarantee that we will be able to attract additional equity or debt investors. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we have an accumulated deficit of $20,283,948 as of June 30, 2004. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH.

         The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We incurred net losses of $15,095,461 and $7,598,852 for the fiscal years ended June 30, 2004 and June 30, 2003 respectively. Additionally, we had a working capital deficiency of $15,095,461 at June 30, 2004. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and acquisitions, we will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

WE MAY FAIL TO REALIZE SOME OR ALL OF THE OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF EOIR TECHNOLOGIES

         Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected order rates from customers of EOIR, unanticipated costs, deterioration in the U.S. economy and other factors. There can be no assurance that we will receive new orders under our existing contract with the United States Army Night Vision and Electronic Sensors Directorate. In addition, the integration of EOIR business and operations with those of Markland may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Markland's or EOIR's existing businesses or customer base.

FAILURE TO COMPLETE OUR INCOME TAX FILINGS MAY ADVERSELY AFFECT OUR RESULTS

         We have failed to complete our federal and state income tax filings for the years 2001 through 2003. The Company has been organized as a C corporation under the laws of the State of Florida and expects to be treated as such for federal income tax purposes. In addition to federal income taxes, we are subject to tax regulation in each state and city in which we operate. We believe that the Company does not currently have any outstanding income tax liability. However, if there is any material difference between our assumptions concerning the tax regulatory environment and the actual regulatory requirements, we may have an additional tax liability. In addition, if we are required to pay penalties or fines, our results of operations and our business projections may be materially and adversely affected.

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF CUSTOMERS SUCH THAT THE LOSS OF ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES.

         During the fiscal year ended June 30, 2004, and 2003, we derived substantially all of our revenue from contracts with the U.S. Government, including the U.S. Navy, the Department of Defense, and the Department of Homeland Security. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406,000,000 depending upon the U.S. Army's needs of which our subsidiary EOIR recognized in excess of $35,000,000 in revenues for calendar year ended December 31, 2003. We expect this contract to account for a substantial majority of our revenues in fiscal 2005.

         The loss of this customer due to cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses may occur if there are material gaps or delays in orders from one of our largest customers that are not replaced by other orders or other sources of income.

MANY OF OUR TECHNOLOGIES ARE UNPROVEN AND THEIR SUCCESS IN THE MARKETPLACE IS UNKNOWN.

         Our Gas plasma antenna, Vehicle stopping system, Acoustic Core(TM) signature analysis, APTIS(TM) human screening portal, and cryptography software have not reached commercial viability. There is no guarantee that these products will be successful in the marketplace. Although we currently sell automatic chemical detection and alarm systems, we do not know for how long the U.S. Navy will continue to buy this product, nor do we know if we will be able to sell this product or others like it to other customers. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected. The development of our technology is subject to certain factors beyond our control, including the production of certain components by our suppliers. Commercially viable plasma antenna technology systems may not be successfully and timely produced by our original equipment manufacturers due to the inherent risk of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel or other factors. The development and introduction of our technologies could be subject to additional delays. Our various projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or a determination that further exploitation is unfeasible.

THE HOMELAND SECURITY INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, AND UNLESS WE KEEP PACE WITH THE CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS AND FAIL TO WIN NEW CUSTOMERS.

         Our future success will depend, in part, upon our ability to develop and introduce a variety of new products and services and enhancements to these new product and services in order to address the changing and sophisticated needs of the homeland security marketplace. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors. Frequently, technical development programs in the homeland security industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict.

WE FACE INTENSE COMPETITION, WHICH COULD RESULT IN LOWER REVENUES AND HIGHER RESEARCH AND DEVELOPMENT EXPENDITURES AND COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Current political tensions throughout the world have heightened interest in the homeland security industry, and we expect competition in this field, which is already substantial, to intensify. If we do not develop new and enhanced products, or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures.

SOME OF OUR COMPETITORS ARE MUCH LARGER THAN WE ARE, HAVE BETTER NAME RECOGNITION THAN WE DO AND HAVE FAR GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO.

         With the U.S. government's large appropriation of money for homeland security programs, many companies are competing for the same homeland security contracts and there can be no assurance that Markland will effectively compete with large companies who have more resources and funds than we do. Several companies have been working on issues relevant to the safety of the American people for the past several years. Lockheed Martin and Northrop Grumman are providers of hardware engineering and systems engineering solutions. Computer Sciences Corporation and EDS provided computer and computer software solutions. Defense companies, such as General Dynamics, Boeing and Raytheon are solutions providers that could easily expand their business into the homeland security business and are currently allocating resources to develop programs in this area. Because of the services and additional human and financial resources that these larger companies can provide, they may be more attractive to the U.S. Government.

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY SUFFER.

         Recently, we have expanded our operations to pursue existing and potential new market opportunities. This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources. To manage our growth effectively, we must, among other things:

         o upgrade and expand our manufacturing facilities and capacity in a timely manner;

         o successfully attract, train, motivate and manage a larger number of employees for manufacturing, sales and customer support activities;

         o        control higher inventory and working capital requirements; and

         o improve the efficiencies within our operating, administrative, financial and accounting systems, procedures and controls.

         If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO EXPAND OUR OPERATIONS.

         To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

OUR SUCCESS DEPENDS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES.

         Our future success depends to a significant degree on the skills and efforts of Robert Tarini, our chief executive officer. If we lost the services of Mr. Tarini, our business and operating results could be adversely affected. We also depend on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of one or more of our executive officers or senior management members could impair our ability to manage our business effectively.

OUR LARGEST CUSTOMERS ARE THE U.S. ARMY, THE U.S. NAVY, THE DEPARTMENT OF HOMELAND SECURITY, AND VARIOUS OTHER U.S. INTELLIGENCE AGENCIES WHOSE OPERATIONS ARE SUBJECT TO UNIQUE POLITICAL AND BUDGETARY CONSTRAINTS, INVOLVE COMPETITIVE BIDDING, AND OUR CONTACTS WITH THESE CUSTOMERS MAY BE SUBJECT TO CANCELLATION WITH OR WITHOUT PENALTY, WHICH MAY PRODUCE VOLATILITY IN OUR EARNINGS AND REVENUE.

         Our largest customers are the U.S. Army, the U.S. Navy, the Department of Homeland Security, and various other U.S. Intelligence agencies. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or delayed, and the receipt of revenues or payments may be substantially delayed. This irregular and unpredictable revenue stream makes it difficult for our business to operate smoothly. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

         o include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

         o be subject to purchasing decisions of agencies that are subject to political influence;

         o        contain onerous procurement procedures; and

         o be subject to cancellation if government funding becomes unavailable.

         In addition, federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. These audits may occur several years after completion of the audited work. An audit could result in a substantial adjustment to our revenues because we would not be reimbursed for any costs improperly allocated to a specific contract, and we would be forced to refund any improper costs already reimbursed. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our reputation could be harmed if allegations of impropriety were made against us.

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR PROPRIETARY TECHNOLOGY.

         Our ability to compete depends significantly upon our patents, our trade secrets, our source code and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could be challenged, invalidated or circumvented, in which case the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.

         If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, distract the attention of management, and there can be no assurance that we would prevail.

CLAIMS BY OTHERS THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

         Our industries are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

         We do not conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

         We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

         We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage.

These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.

FUTURE ACQUISITIONS OF OTHER COMPANIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND ADDITIONAL EXPENSES.

         We have completed the acquisitions of several companies, we plan to review potential acquisition candidates, and our business and our strategy may include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

         Acquisitions involve numerous risks including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilations of the operations, personnel, and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we may acquire in the future, our business will suffer.

WE FACE RISKS ASSOCIATED WITH OUR PLANS TO MARKET, DISTRIBUTE AND SERVICE OUR PRODUCTS INTERNATIONALLY.

         We intend to market, distribute and service our products internationally subject to applicable U.S. Governmental approval and regulation on sales of sensitive U.S. technology. Our success in international markets will depend, in part, on our ability to secure relationships with foreign sub-distributors and on our ability to meet foreign regulatory and commercial requirements.

         In March 2004, Markland signed an agreement with Tradeways, Ltd. Tradeways, founded in 1974, is the principal worldwide exporter of U.S. Military Special Nuclear, Biological and Chemical (NBC) Equipment, and has fulfilled contracts for NBC products in more than 30 countries. Tradeways provides a complete range of NBC products, as well as training and service. The process of selling to foreign militaries is lengthy, and Markland cannot give any assurances that it will be successful. If Tradeways is unsuccessful in selling Markland's products, it would decrease Markland's success with foreign military sales. To date, we have not sold any products through this channel.

WE ARE NOT SUBJECT TO THE SAME CORPORATE GOVERNANCE STANDARDS AS LISTED COMPANIES, INCLUDING WITHOUT LIMITATION, THE REQUIREMENT THAT THE COMPANY HAVE A MAJORITY OF INDEPENDENT DIRECTORS.

         Registered exchanges and the Nasdaq National Market have enhanced corporate governance requirements that apply to issuers that list their securities on those markets. Our common stock is quoted on the OTC Bulletin Board which does not have comparable requirements. For instance, we are not required to have any independent directors or to adopt a code of ethics.

         Currently, we have no independent directors and therefore management has significant influence over decisions made on behalf of the stockholders. In certain circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise.

         Furthermore, certain relationships with our officers, directors and affiliates may also involve inherent conflicts of interest. We do not have a policy to resolve conflicts of interest. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that's they may have to us or our other stockholders in general, these persons may have interests different than yours.

                        RISKS RELATED TO OUR COMMON STOCK

IT MAY BE DIFFICULT FOR YOU TO RESELL YOUR SHARES IF AN ACTIVE AND LIQUID MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP

         Our common stock is not actively traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the NASDAQ National Market System. It is quoted on the less recognized OTC Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares.

         Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to an SEC rule that imposes additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share).

         These factors severely limit the liquidity of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital. We cannot predict the extent to which investor interest in our stock, if any, will lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         Our stock price has been volatile. From July 1, 2003 to June 30, 2004, the trading price of our common stock ranged from a low price of $0.59 per share to a high price of $9.00 per share. Many factors may cause the market price of our common stock to fluctuate, including:

         o        variations in our quarterly results of operations;

         o        the introduction of new products by us or our competitors;

         o acquisitions or strategic alliances involving us or our competitors;

         o        future sales of shares of common stock in the public market;
                  and

         o market conditions in our industries and the economy as a whole.

         In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

IF WE ISSUE SUBSTANTIAL SHARES OF OUR COMMON STOCK (I) PURSUANT TO OUR PRIVATE EQUITY CREDIT AGREEMENT, (II) UPON CONVERSION OF THE OUTSTANDING SERIES D CONVERTIBLE PREFERRED STOCK AND (III) UPON EXERCISE OF OUR COMMON STOCK PURCHASE WARRANTS, YOU COULD SUFFER SUBSTANTIAL DILUTION OF YOUR INVESTMENT AND OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

         We have entered into a private equity credit agreement with Brittany Capital Management Limited, an offshore investment fund, on September 10, 2003, whereby we can force Brittany Capital to purchase up to $10,000,000 of our common stock, provided we have an effective registration statement on file with the SEC covering these shares. While we have not filed a registration statement with the SEC to cover these shares of common stock, we intend to file one in the future. In addition, we are obligated to issue a substantial number of shares of common stock upon the conversion of our Series D convertible preferred stock and common stock purchase warrants.

         Should a significant number of these securities be issued, exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock. The conversion and exercise of a substantial amount of the aforementioned securities or the issuance of new shares of common stock may also adversely affect the terms under which we could obtain additional equity capital. The price, which we may receive for the shares of common stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise.

FLUCTUATIONS IN OUR QUARTERLY NET SALES AND RESULTS OF OPERATIONS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         Our future net sales and results of operations are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

         o Timing of orders from our largest customers, the U.S. Navy, the Department of Defense, the Department of Homeland Security and the United States Night Vision and Electronic Sensors Directorate;

         o our ability to manufacture, test and deliver products in a timely and cost-effective manner;

         o        our success in winning competitions for orders;

         o the timing of new product introductions by us or our competitors;

         o        the mix of products we sell;

         o        competitive pricing pressures; and

         o        general economic climate.

         A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO OUR COMMON STOCKHOLDERS, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT STOCKHOLDER APPROVAL THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         Our board of directors has the authority to issue, without any further vote or action by you and the other common stockholders, a total of up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders. We have issued and outstanding 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock, 22,786 shares of our Series D Convertible Preferred Stock and may, from time to time in the future, issue additional preferred stock for financing or other purposes with rights, preferences or privileges senior to the common stock. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future. Preferred stock also could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the holders of our common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock.

WE HAVE NEVER PAID DIVIDENDS ON OUR CAPITAL STOCK, AND WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not paid dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. In addition, the terms of our Exchange Agreement with Eurotech, Ltd. prohibit us from declaring dividends.

ITEM 2.  PROPERTY

         We have a three year lease for our executive offices of approximately 1,000 square feet located in Ridgefield, Connecticut and a month-to-month lease for a manufacturing facility of approximately 5,000 square feet located in Fredericksburg, Virginia. We also have an administrative office in Providence, RI which is utilized under a monthly sublease comprising approximately 4,000 square feet.

         EOIR, our wholly owned subsidiary, holds a four-year lease its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease, which has an option to renew for an additional three-year term, expires on September 30, 2005. EOIR also leases approximately 5,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. This lease is currently on a month-to-month basis.

         We also have several offices located in Fredericksburg, Va. One office with approximately 4,722 sq ft., with a 1 year lease, one with 1,200 sq ft., with a 5 year lease, one with 10,000 sq ft., with a 5 year lease, and one with 4,200 sq ft., with a five year lease

         We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices. However, we may not be able to relocate to a new facility without severely disrupting the production of our goods.

ITEM 3.  LEGAL PROCEEDINGS

         On June 28, 2004, Charles Wainer filed a civil suit against the Company in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, answered the complaint and denied any liability.

         On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against the Company, EOIR, our wholly owned subsidiary, and our Chief Executive Officer and Director, Robert Tarini. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by the Company, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by the Company. In his complaint Mr. Moulton asserts, among other things, that the Company breached its obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which the Company acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors. Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking certain other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that the Company's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. The Company is a guarantor of these notes. The Company believes that the allegations in this lawsuit are entirely without merit and expects to file an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

         In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Markland's security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         Our common stock is quoted on the OTC Bulletin Board by The National Association of Securities Dealers, Inc. under the symbol "MRKL.OB." The following table provides, for the periods indicated, the high and low bid prices for our common stock as reported on the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices reflect a 1-for-60 reverse stock split effective October 27, 2003. Prior to December 2003, the common stock of the Company was thinly traded. We believe that the variability of the share price may, in part, be due to thin trading.

                YEAR ENDED JUNE 30, 2003              HIGH             LOW
                -----------------------------   ---------------   --------------
                First quarter                         $4.80           $1.20
                Second quarter                       $33.00            $.60
                Third quarter                        $18.60           $7.80
                Fourth quarter                       $15.00           $3.36

                YEAR ENDED JUNE 30, 2004
                -----------------------------   ---------------   --------------
                First quarter                         $9.00           $2.40
                Second quarter                        $5.70           $1.90
                Third quarter                         $2.70           $0.69
                Fourth quarter                        $4.40           $0.59

         There is no public trading market for our preferred stock.

         HOLDERS

         On October 8, 2004, we had approximately 721 holders of record of our common stock and 3 holders of records of our Series D Convertible Preferred Stock respectively. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

         DIVIDENDS

         We have never declared or paid cash dividends on our common stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

         RESTRICTIONS ON MARKLAND'S ABILITY TO PAY DIVIDENDS ON COMMON STOCK

         Pursuant to the Exchange Agreement dated December 9, 2002, with Eurotech, Ltd., and the other parties named therein, any and all cash and other liquid assets held by our Company or its subsidiaries shall be exclusively used for working capital or investment purposes, and we shall not, and shall not permit our subsidiaries to, directly or indirectly divert or upstream cash or other current assets whether in the form of a loan, contract for services, declaration of dividend, or other arrangement in contravention of such restriction until the second anniversary of the closing date of the exchange transaction.

         Pursuant to the Purchase Agreement between the Company and DKR Soundshore Oasis Holding Fund, Ltd, and DKR Soundshore Strategic Holding Fund, Ltd., dated September 21, 2004, we have covenanted that so long as any of the notes issued pursuant to such agreement are outstanding, we will not declare, pay or make any provision for any cash dividend or cash distribution with respect to our common stock or preferred stock, without first obtaining the approval of the investors party the agreement.

         SALES OF UNREGISTERED SECURITIES

         We have issued the following unregistered securities during the period covered by this report that have not been previously included in quarterly reports on Form 10-QSB.

                                      2003

         At various times during 2003, we issued to our employees, directors and consultants the following number of shares of our common stock on the following dates as compensation for their services. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

                       Name                               Number of Shares
         -----------------------------------------------------------------
         Commonwealth Acquisitions, Inc. (1)                   16,667

         David Danovitch (1)                                    3,334

         Rodney Dodd                                            7,937

         Kenneth Ducey, Jr.(2)                                221,568

         ECON Investor Relations, Inc. (1)                     12,049

         Oscar Hayes                                           21,035

         Edward Kessler                                         7,937

         Delmar Kintner (2)                                   119,303

         MarketShare Recovery, Inc. (1)                        27,272

         George Martin (1)                                      4,546

         Ernie Mercier (1)                                      8,334

         Jo-Ann Nichols (2)                                     3,571

         Joe O'Neill (1)                                        8,334

         Lawrence Shatsoff (1)                                  1,667

         Stuart Siller (1)                                     13,636

         The Research Works, Inc. (1)                          37,099

         Robert Tarini (1)                                    221,568

         Verdi Consulting (1)                                  201,568

         Notes
         -----
         (1)  Acquired shares in consideration of consulting services.
         (2)  Acquired shares pursuant to an employment agreement.

         In July 2003, we entered into a consulting agreement with Emerging Concepts. As consideration for the consulting services, we issued 25,000 shares of our common stock to Emerging Concepts in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

         On July 24, 2003, we issued 750,000 shares of our common stock to Syqwest, Inc., a Rhode Island corporation formerly known as Ocean Data Equipment Corporation, for unpaid services valued at $450,000. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On September 30, 2003, we executed an Agreement and Plan of Merger with Science and Technology Research, Inc. In connection with the merger, we issued 1,539,779 shares of our common stock and a promissory note in the amount of $375,000 to George Yang, the sole stockholder of Science and Technology Research, Inc. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On each of October 1, 2003, November 3, 2003 and December 1, 2003, we sold to James LLC, a Cayman Island limited liability company, an aggregate of 385 shares of our Series D preferred stock for an aggregate purchase price of $385,000. The issuance of these securities was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On November 12, 2003, we issued 37,099 shares of our common stock to Research Works, Inc., a New Jersey corporation, for the preparation of an equity research report. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

                                      2004

         During January 2004, we issued 208,906 shares of our common stock to each of Kenneth Ducey, Jr., and Robert Tarini and 209,006 shares of our common stock to Verdi Consulting in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On February 2, 2004, we sold 277 shares of our Series D preferred stock to James LLC, a Cayman Island limited liability company, for $152,000. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On ten different occasions between August 2003 and March 2004, we issued an aggregate of 4,096 shares of our Series D Preferred Stock to a single institutional investor for an aggregate consideration of $4,096,000. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On April 2, 2004, we issued 3,333,333 shares of our common stock and warrants to purchase 3,333,333 shares of our common stock at $1.00 per share to three institutional investors for consideration of $200,000. We also issued a warrant to purchase 333,333 share of our common stock and paid $200,000 to a finder in connection with this transaction. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On April 16, 2004, we issued 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our commons stock at $1.50 per share to ten institutional investors for consideration of $2,000,000. We also issued warrants to purchase 25,000 shares of our common stock at $2.00 per share and paid $100,000 to a finder in connection with this transaction. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On April 20, 2004, we issued in the aggregate 300,000 shares to the three investors in our April 2, 2004 private placement in consideration of their consent to permit us to proceed with a private placement that was subsequently consummated on May 3, 2004. We also issued warrants to purchase 50,000 shares of our common stock to counsel for these investors in connection with this transaction. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On May 3, 2004 and May 7, 2004, we issued and aggregate of 7,098,750 shares of our common stock and redeemable warrants to purchase 7,098,750 shares of our common stock at $1.50 per share to 26 institutional investors 8 individual investors for consideration of $5,679,000. We also issued redeemable warrants to purchase an aggregate of 529,800 shares of our common stock and paid an aggregate of $545,140 to five finders in connection with this transaction. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On June 1, 2004, we issued 1,525,248 shares of our common stock to each of Verdi Consulting and Robert Tarini, 305,050 shares of our common stock to Kenneth Ducey, Jr., and 1,220,198 shares of our common stock to Asset Growth Company (which is wholly owned by Kenneth Ducey, Jr.) in connection with their services as employees and consultants and pursuant to the compensation terms of our agreements with them. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On June 29, 2004, in connection with the acquisition of EOIR Technologies, Inc., Markland raised $2 million through a private placement of an additional 3,500 shares of its Series D Preferred Stock to a single institutional investor. The Series D preferred stock is convertible at the option of the stockholder at any time. The number of shares of our common stock into which each share of Series D preferred is convertible is determined by dividing $1,000 by the discounted bid price.

         On June 29, 2004, in connection with the acquisition of EOIR Technologies, Inc., Markland adopted a Stock Incentive Plan pursuant to which Markland has issued options to purchase 9,345,740 shares of its common stock to key employees of EOIR for an exercise price of $.3775 per share. These options will vest in five equal annual installments. Markland also granted to one other key employees of EOIR options to purchase an additional number of shares equal to $471,983 divided by one-half of the market price for the common stock at the date of vesting. These options also vest in five equal annual installments. Markland has also agreed to grant options to purchase an additional 5,000,000 shares of common stock to employees of EOIR in the future.

         REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

         Our registration statement on Form SB-2 under the Securities Act of 1933 (File #333-115395) was declared effective on June 21, 2004. This registration statement covers the resale of securities by the selling stockholders identified therein. We have not received any proceeds in connection with sales of securities pursuant to this registration statement. The selling stockholders have and will receive all proceeds from sales made pursuant to this registration statement.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER MARKLAND'S EQUITY COMPENSATION PLANS

         The following table sets forth certain information as of June 30, 2004, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements.

---------------------------------------- ------------------------- ------------------------ --------------------------
                                         NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                         BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                                         OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
PLAN CATEGORY                              WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
---------------------------------------- ------------------------- ------------------------ --------------------------
Equity compensation plans approved
  by security holders                               0                        N/A                       0
---------------------------------------- ------------------------- ------------------------ --------------------------
Equity compensation plans not
  approved by security holders                 11,272,714 (1)               $0.54               32,377,777 (2)(3)
---------------------------------------- ------------------------- ------------------------ --------------------------

                TOTAL                          11,272,714                   $0.54               32,377,777
---------------------------------------- ------------------------- ------------------------ --------------------------

----------------------

   (1) Includes warrants to purchase 1,698,133 shares of our common stock issued as finder's fees in connection with the Securities Purchase Agreements entered into between certain investors and our company dated April 2, 2004, April 16, 2004 and May 3, 2004, and 9,574,581 shares of our common stock underlying options issued to certain of our employees. Included in the number of shares issuable upon the exercise of options is a future price option issued to one of our employees. Solely for the purpose of determining the number of shares issuable upon the exercise of this option, we have assumed a full exercise as of June 30, 2004, at which time the option would have been exercisable for up to 228,840 shares of our common stock.

   (2) On June 29, 2004, our board of directors adopted the Markland Technologies, Inc. 2004 Stock Incentive Plan the ("STOCK INCENTIVE PLAN"). We have reserved a total of 25,000,000 shares of Common Stock for issuance under the Stock Incentive Plan, of which 15,425,419 remained available as of June 30, 2004. The Stock Incentive Plan authorizes the grant of incentive options, non-statutory options, and restricted and unrestricted stock. For a complete description of the 2004 Stock Incentive Plan, please refer to footnote 9 to the Financial Statements.

   (3) Included in this figure are 17,436,271 shares of our common stock are potentially issuable under our four-year employment agreements with each of Robert Tarini, Kenneth P. Ducey, Jr., and Verdi Consulting, effective January 1, 2004. Under each of these agreements, we are required to issue shares upon the achievement of performance objectives. The number of shares to be granted is determined as a percentage of our outstanding common stock, calculated on a fully diluted basis (i.e., the number of shares of common stock which would be outstanding were all outstanding instruments convertible or exercisable for shares of common stock converted or exercised in full). The 17,436,271 shares consist of 6,637,143 shares of our common stock which we issued subsequent to the completion of our 2004 fiscal year and an additional 10,315,179 shares of common stock, representing an estimate of the maximum number of shares which may become issuable in the event all performance criteria are met. Solely for the purposes of this estimate, we have assumed that the outstanding fully diluted common stock at the time of the first such future grant will be equal to the number outstanding as of June 30, 2004. We can provide no assurance that the actual number of shares ultimately granted under these agreements will not exceed this estimate. For a complete description of each of these agreements, please refer to footnote 12 to the Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-KSB AND THE DOCUMENTS INCORPORATED BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

OVERVIEW

         The following management's discussion and analysis of financial condition and results of operations is organized as follows:

         o OVERVIEW. This section provides a general description of Markland, its business and recent developments and events that have occurred since 2002 that we believe are important in understanding the results of operations and financial condition and to anticipate future trends. In addition, we have provided a brief description of our acquisition of EOIR Technologies, Inc., an event that impacts the comparability of the results being analyzed.

         o RESULTS OF OPERATIONS. This section provides an analysis of Markland's results of operations for the fiscal years ended June 30, 2004 and June 30, 2003. This analysis is presented on a consolidated basis.

         o FINANCIAL CONDITION AND LIQUIDITY. This section provides an analysis of Markland's cash flows for the fiscal years ended June 30, 2004 and June 30, 2003, as well as a discussion of recent financing arrangements.

         o CRITICAL ACCOUNTING POLICIES. This section discusses certain critical accounting policies that we consider important to Markland's financial condition and results of operations, and that required significant judgment and estimates on the part of management in application. Markland's significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

                                    OVERVIEW

BACKGROUND

         GENERAL. We provide to the United States Department of Defense ("DOD") and to various other United States Intelligence Agencies ("INTEL"); remote sensing technology products, and services to protect our country's military personnel and infrastructure assets. We also provide to the Department of Homeland Security ("Homeland Security"); products, services and emerging technologies to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for the

Homeland Security ("Homeland Security"), DOD and INTEL marketplaces via expansion of our existing contracts, development of our emerging technologies and acquisition of synergistic revenue producing assets.

         We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this Form 10-KSB. Our business, as it exists today, consists of four business areas: remote sensor systems for military and intelligence applications, chemical detection, border security and advanced technologies.

         Our primary sources of future operating revenue are from our wholly owned subsidiary EOIR, which was acquired by us on June 29, 2004. EOIR offers products and services which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

         Prior to the acquisition of EOIR Technologies, Inc. ("EOIR"), our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system produced by our wholly owned subsidiary Science and Technology Research Inc. ("STR"), border security logistics products and services provided by our wholly owned subsidiary ERGO Systems ("ERGO"), and Small Business Investment Research ("SBIR") funded research grants for the development of gas plasma antenna technology.

         Our acquisition of EOIR has materially changed our business. To the extent the following discussion refers to our financial results, you should note that we have reported our quarterly and annual financial results under accounting principles generally accepted in the United States of America ("GAAP"). We did not complete our acquisition of EOIR Technologies, Inc. until June 29, 2004, and therefore, the results of operations of EOIR for the year ended June 30, 2004, are not included in our Statement of Loss for fiscal year 2004. For comparative purposes, we have included a discussion of certain financial information concerning EOIR in our discussion and analysis of our financial condition and results of operations. Information concerning the EOIR acquisition can be found in our Current Report on Form 8-K/A filed with the SEC on September 13, 2004 which includes audited financial statements for EOIR for the years ended December 31, 2003 and December 31, 2002, and unaudited financial statements for the three months ended March 31, 2004.

MARKLAND BUSINESS

REMOTE SENSOR SYSTEMS FOR MILITARY AND INTELLIGENCE APPLICATIONS

         Our acquisition of EOIR on June 29, 2004, a company which provides remote sensing technology products and services to the United States Department of Defense and to various other United States Intelligence Agencies, is a very important part of our ongoing business strategy of creating a world-class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

         EOIR's most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate which has a total potential value of approximately $406 million over its five year period of performance. Approximately 86% of EOIR revenues for its fiscal year ended December 31, 2003, were derived from this contract. The Omnibus Contract has an extensive and varied scope that requires us to provide a very broad range of products and technical services. For those products and technical services that EOIR does not possess in-house, we have and continue to subcontract to our team members and other subcontractors as necessary.

CHEMICAL DETECTOR

         In October 2003, our subsidiary, Security Technology, Inc., acquired all of the common stock of Science and Technology Research, Inc. ("STR"), a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of homeland security solutions.

         STR has a contract with the U.S. Navy to be the sole producer of the U.S. Navy's shipboard Automatic Chemical Agent Detection and Alarm System used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. STR's sole of revenues is this contract with the United States Navy which has a total potential value of approximately $37,000,000 over its period of performance. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract. We are experiencing a decline in demand for our chemical detector unit from the U.S. Navy. We plan to compensate for this reduced demand by marketing this technology to new customers within the Homeland Security marketplace and by combining it with other technologies for sale to customers other than the US Navy.

         We are presently working on the design of a next generation "point" chemical detector product, which will also operate using Ion Mobility Spectrography (IMS) cell technology and provide networked wireless communication capability.

         On December 23, 2003, the U.S. Navy signed a ten-year non-exclusive license agreement with us to transfer certain chemical detection technology intellectual property rights to us. We believe the license will allow us to further expand the applications for the "point" chemical detection technology and market the technology to non-defense customers such as foreign governments and commercial entities. The company is combining "stand off" chemical detection technologies from EOIR which are based on hyper spectral infra red technology with the "point" chemical detection technology of STR which is based on Ion Mobility Spectroscopy. This integrated and combined chemical detection capability we believe will accelerate penetration into new markets for the chemical detection products we now offer and will help to increase our revenues in the next fiscal year for chemical detection products.

BORDER SECURITY

         We acquired the assets of Ergo Systems, Inc., in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at U.S. ports of entry for the Dedicated Commuter Lane, which is part of a larger U.S. Customs and Immigration and Naturalization Service initiative to reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers.

         During the fiscal year we entered into a teaming agreement with Accenture, who was recently awarded the US VISIT Contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the US. We have recently been awarded a subcontract which enables the company to derive revenues from the US VISIT Contract. Although during fiscal year 2004, our subsidiary ERGO Systems, Inc. recognized approximately $955,736 of revenue from these contracts. Management believes that the potential for increased revenues has been greatly enhanced by this subcontract award.

ADVANCED TECHNOLOGIES

         Through research and development as well as intellectual property acquisitions, we have established a portfolio of advanced and emerging technologies, which we intend to commercialize and utilize within our own proprietary products or license out for the purpose of revenue generation. These advanced technologies and intellectual property are as follows:

         o        Gas plasma antenna,
         o        Vehicle stopping system,
         o        Acoustic Core(TM) signature analysis,
         o        APTIS(TM) human screening portal, and
         o        Cryptography software.

         Of these five advanced technologies we believe that the nine issued and pending U.S. patents related to gas plasma antenna technology with demonstrated applications in the fields of ballistic missile defense, phased array radar, and forward deployed decontamination have the most demonstrated potential to create future sustained revenue streams.

COMPANY HISTORY

         EVENTS PRIOR TO FISCAL 2002. Markland, previously known as Quest Net, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp. In 2001, before the period covered by the financial statements included in this Form 10-KSB, our only asset was the stock of a subsidiary, CWTel, Inc. ("CWTel"), a company in the telecommunications business. We acquired this company in March 2000 and secured our payment obligations with 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock. CWTel filed for bankruptcy and was liquidated on March 11, 2002. After the bankruptcy of our subsidiary, we had no active business operations. On June 30, 2003, we issued 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock in satisfaction of our remaining obligations to the holder of the security interest.

         On March 15, 2001, we acquired all the outstanding capital stock of a company called Vidikron of America, Inc. ("Vidikron"), a development stage company in the business of creating digital broadband and wireless networking solutions for the internet. The sole stockholder of Vidikron was Markland LLC. To acquire Vidikron we issued 10 shares of our convertible Series B Preferred Stock to Markland LLC. Markland LLC converted all of its Series B Preferred Stock in June 2001, which, resulted in Markland LLC owning approximately 85% of our then outstanding common stock. There is no Series B Preferred Stock outstanding. At this time we changed our name to Markland Technologies, Inc.

         On October 19, 2000 we executed a promissory note for $3,500,000 in favor of James LLC. In July 2001, after the Vidikron acquisition, James LLC elected to convert $2,500,000 of the principal amount of its $3,500,000 promissory note, together with $125,000 accrued interest, into shares of our common stock. In September 2001, we assumed all of Vidikron's rights and obligations under a $3,500,000 secured revolving credit facility with Market LLC. These transactions made Market LLC our senior secured lender.

         EVENTS DURING FISCAL 2002. In May 2002, we received a notice of default from Market LLC. In June of 2002, we transferred all the stock of Vidikron to Market LLC in partial satisfaction of our indebtedness to Market LLC. After this partial payment, we still owed Market LLC $500,000. Our disposition of the business of Vidikron was treated as a discontinued operation. As a result, we recorded a loss of $3,259,421 for the fiscal year ended June 30, 2002 resulting from discontinued operations. At this point in our history we again had no active business operations. In fiscal 2003, we recorded a gain of $998,713 resulting from the settlement of certain liabilities and obligations recorded in previous periods in connection with the discontinued operations.

         EVENTS DURING FISCAL 2003. In December 2002, we entered into a transaction with Eurotech Ltd., ipPartners, Inc., Market LLC, and James LLC. Pursuant to this transaction, the following took place:

         o We formed a subsidiary corporation called Security Technology, Inc.

         o Eurotech transferred certain rights to its Acoustic Core Technology(TM) to our subsidiary.

         o Crypto.com Inc. (a subsidiary of Eurotech) and ipPartners, Inc. transferred certain rights to their cryptology technologies to our subsidiary.

         o 90% of the shares of our common stock held by Market LLC and James LLC were retired.

         o We issued shares of common stock representing 80% of our then issued and outstanding common stock to Eurotech, Ltd. and shares of common stock representing 10% of our then issued and outstanding shares of common stock to ipPartners, Inc.

         o We issued $5,225,000 in stated value of our Series C 5% Cumulative Convertible Preferred Stock to Market LLC and James LLC in satisfaction of $5,225,000 of convertible notes held by Market LLC and James LLC and in exchange for their agreement to surrender 4,498,638 shares of our common stock.

         We are not a majority-owned subsidiary of Eurotech, Ltd. due to the issuances of additional common stock.

         In January of 2003, we acquired all of the common stock of Ergo Systems, Inc. ("Ergo"), a provider of security logistic support and related product development services. Ergo has a contract with the United States government to provide border security logistic support at five ports of entry. In consideration for this acquisition, we agreed to pay $400,000 in cash, payable at certain milestones related to our research efforts. During the year ended June 30, 2004, we recognized $955,736 from these services.

         In March of 2003, we entered into an agreement to acquire the intellectual property (including patents), equipment and government contracts relating to our gas plasma antenna technology from ASI Technology Corporation, but this transaction did not close until September 30, 2003. In consideration for this acquisition we issued 283,333 shares of common stock valued at $850,000 and agreed to pay $150,000. During the year ended June 30, 2004, we recognized revenue of $261,479 from SBIR research grants related to this technology.

         EVENTS DURING FISCAL 2004. In October of 2003, we acquired all of the common stock of Science and Technology Research Corporation, Inc. ("STR"). This company is the producer of the U.S. Navy's shipboard automatic chemical agent detection and alarm system. In consideration for this acquisition, we issued 1,539,779 shares of common stock valued at $5,100,000 and paid $900,000 in cash, and issued a promissory note for $375,000. During the year ended June 30, 2004, we recognized revenue of $4,796,715 from sales of our automatic chemical agent detection and alarm system to the U.S. Navy. We also entered into a consulting agreement with the former principal shareholder and employee.

         On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. EOIR is a provider of technology and services to the United States Army Night Vision and Electronic Sensors Directorate and has expertise in wide area remote sensing using both electro-optic and infrared technologies. Markland intends to continue to use the assets of EOIR for this purpose. We expect that EOIR will represent a majority of Markland's revenues going forward. We expect that these sensor science products will be our most significant revenue producing business.

         FINANCING ACTIVITIES. We have financed our business activities through borrowings and private placements of our securities to institutional investors. We have engaged in the following financing activities:

         o In October 2003, we borrowed $1,400,000 from Bay View Capital, LLC. This borrowing was repaid in April 2004.

         o At various times between April 2003 and March 2004 we have raised an aggregate of approximately $3,832,000 through private placements of our Series D Preferred Stock to an institutional investor.

         o On April 2, 2004, we sold 3,333,333 shares of common stock and warrants to purchase 3,333,333 shares of our common stock for gross proceeds of $2,000,000 to three investors in a private placement.

         o On April 16, 2004, we sold 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock for gross proceeds of $2,000,000 to ten investors in a private placement.

         o On May 3, 2004, we sold 7,098,750 shares of our common stock and warrants to purchase 7,098,750 shares of our common stock for gross proceeds of $5,679,000 to 34 investors in a private placement.

         o As of April 2004, all of our Series C Cumulative Convertible Preferred Stock has been converted into common stock and none remains outstanding.

         o On June 30, 2004, we sold 3,500 shares of Series D Preferred Stock to an institutional investor for $2,000,000 in connection with the acquisition of EOIR.

         o On September 21, 2004, we sold secured convertible promissory notes and warrants to purchase shares of common stock to two institutional investors for approximately $4,000,000.

         RESULTS OF OPERATIONS COMPARISON OF FISCAL 2003 AND FISCAL 2004

         Our acquisition of EOIR has materially changed our business. To the extent the following discussion refers to our financial results, you should note that we have reported our quarterly and annual financial results under accounting principles generally accepted in the United States of America ("GAAP"). We did not complete our acquisition of EOIR Technologies, Inc. until June 29, 2004, and therefore, the results of operations of EOIR for the year ended June 30, 2004, are not included in our Statement of Loss for fiscal year 2004. For comparative purposes, we have included a discussion of certain financial information concerning EOIR in our discussion and analysis of our financial condition and results of operations. Information concerning the EOIR acquisition can be found in our Current Report on Form 8-K/A filed with the SEC on September 13, 2004 which includes audited financial statements for EOIR for the years ended December 31, 2003 and December 31, 2002, and unaudited financial statements for the three months ended March 31, 2004.

         REVENUE:

         Revenue for the fiscal year ended June 30, 2004 was $6,013,930, compared to $ 658,651 for the same period in 2003.

         For the fiscal year ended June 30, 2004, approximately $4,796,715 was from our chemical detection business, including sales of the ACADA product, approximately $955,736 was from sales of our border security products and services, and approximately $261,479 was from SBIR grants for the development of our gas plasma antenna technology.

         Our revenues in 2003 included approximately $440,276 was from sales of our border security products and services and approximately $218,375 was from SBIR grants for the development of our gas plasma antenna technology.

         On June 29, 2004 we acquired EOIR. As reported on our current report on Form 8-K /A filed with the SEC on September 13, 2004, EOIR had revenues of $42,680,858 and $30,570,936 for the fiscal years ended December 31, 2003 and December 31, 2002, respectively. EOIR revenues were derived primarily from the remote sensor system products and services of EOIR. On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, our revenues for the period ended June 30, 2004 were $57,513,313.

         COST OF REVENUES:

          Cost of revenues for the year ended June 30, 2004 was $4,674,593, compared to $445,218 for fiscal year 2003. Cost of revenues increased year to year as a result of an increase in sales. The increase in costs was primarily the result of the change in revenue mix and costs of materials for the manufacture of the ACADA chemical detector unit.

         Gross profits for the year ended June 30, 2004 was $1,339,337 compared to $213,433 for fiscal year 2003. Gross profits increased as a result of additional revenue from the acquisition of STR.

         We had a gross profit margin of approximately 22% for the fiscal year ended June 30, 2004, compared to 32% for the year ended June 30, 2003.

         We expect the remote sensor system products of EOIR to provide a significant increase to our total gross profit dollars. As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, EOIR's gross profit was $8,823,724 and $6,999,370 for the years ended December 31, 2003 and 2002, respectively. For the past two fiscal years of EOIR, EOIR's gross profit margin has been 20.8% and 23.3% of revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          Selling, general and administrative expense for the year ended June 30, 2004 increased by $4,127,069 to $5,313,448, compared to selling, general and administrative expense for the year ended June 30, 2003 which was $1,186,379.

         Selling, general and administrative expense was primarily composed of cash and compensatory stock issuances to employees, consultants and vendors. The increase in selling, general and administrative expense was primarily due to increases in staff resulting from the acquisition of STR and increases due to related sales growth. We expect this expense to increase significantly with the acquisition of EOIR. As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, EOIR's selling, general and administration expense was $5,622,521 and $5,188,798, for the fiscal years ended December 31, 2003 and 2002 respectively.

         RESEARCH AND DEVELOPMENT:

         During fiscal year 2004, we spent $49,289 on research and development. During the fiscal year ended 2003, $522,657 was spent on research and development activities. During the fiscal year ended June 30, 2004, we reduced our research and development efforts to concentrate our financial resources on product marketing activities and as a result of completion of funded SBIR contracts. Included in research and development costs for the year ended June 30, 2003 is $300,000 payable to SyQwest, a related party, for development costs related to a vehicle stopping technology designed for use in protecting our borders.

         INTEREST EXPENSE:

         Interest expense for the years ended June 30, 2004 and June 30, 2003 was $360,347 and $226,751 respectively. Interest and financing expense was from notes payable issued for bridge financing, premium financing arrangements and other financing costs.

         Interest expense for EOIR for the years ended December 31, 2003 and December 31, 2002 was $30,239 and $ 22,291, respectively. Interest expense was from a revolving line of credit used by EOIR and various equipment loans. In connection with our acquisition of EOIR, EOIR issued, and we guaranteed, $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,532,044 at June 30, 2004. We expect significant increases in interest expense as a result of this financing and the convertible debt financing completed on September 21, 2004.

         COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE FEES:

         Compensatory element of stock issuances for selling, general and administrative fees for the years ended June 30, 2004 and June 30, 2003 was $ 5,211,737 and $2,051,822 and , respectively. In fiscal year 2003, this amount consisted of charges for the issuance of 6,748,465 shares of restricted stock issued at market value.

         In fiscal year 2004, this amount consisted of charges for the issuance of 5,963,607 shares of restricted stock at a valuation of 100% of market value of unrestricted stock at the time of issuance. We use our equity to compensate management and consultants who provide services to us. We expect to continue to do so in the future. For this reason we expect to continue to incur such charges.

         OPERATING LOSS FROM CONTINUING OPERATIONS.

         Operating loss from continuing operations for the year ended June 30, 2004 was $10,511,213. This loss resulted primarily from non-cash charges for the compensatory element of stock issuances of $5,211,737 and from selling, general and administrative expenses, which were offset by gross profit.

         Operating loss from continuing operations for the years ended June 30, 2003 was $3,835,594. This loss resulted primarily from non-cash charges for the compensatory element of stock issuances of $2,051,822 and from selling, general and administrative expenses, which were offset to a small extent by gross profit.

          As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, operating income for EOIR for the years ended December 31, 2003 and December 31, 2002 was $3,201,203 and $1,810,572, respectively. This income was primarily derived from sales under our Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. Although these sales are highly concentrated in a single customer, we expect these sales to continue and do not anticipate a reduction in orders. On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, loss from operations for the period ended June 30, 2004 was $6,197,443.

         GAIN (LOSS) FROM DISCONTINUED OPERATIONS.

         Income from discontinued operations for the year ended June 30, 2003 was $998,713. This resulted from the settlement of certain liabilities and obligations previously recorded in connection with the discontinued operations. There was no adjustment due to discontinued operations for the year ended June 30, 2004.

         NET LOSS:

         Net loss for the year ended June 30, 2004 was $10,511,213 ($1.31 per share). Net loss for the year ended June 30, 2003 was $2,836,881 ($1.72 per share).

         As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, net income for EOIR for the years ended December 31, 2003 and December 31, 2002 was $3,165,346 and $1,791,829, respectively. On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, net loss for the period ended June 30, 2004 was $7,216,596.

         PREFERRED STOCK DIVIDENDS:

         Preferred Stock dividends for the year ended June 30, 2004 were $4,584,248. This consisted of deemed dividends to the holder of our Series C Preferred Stock of $844,270, deemed dividends to the holder of our Series D Preferred Stock of $3,555,500, and actual dividends paid to the holder of our Series C Preferred Stock of $184,478. Deemed dividends represent non-cash charges for $4,399,770.

         Preferred Stock dividends for the year ended June 30, 2003 were $4,761,971. This consisted of deemed dividends to the holder of our Series C Preferred Stock of $501,755, deemed dividends to the holder of our Series D Preferred Stock of $4,107,500, and actual dividends paid to the holder of our Series C Preferred Stock of $152,716. Deemed dividends represent non-cash charges for $4,609,255.

         We expect to continue to finance our operations with additional debt and equity financing including, possibly, additional sales of our Series D Preferred Stock with beneficial conversion features. Such financing could result in additional charges for preferred stock dividends.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

         Net loss applicable to common stockholders for the year ended June 30, 2004 was $15,176,116 ($1.28 per share). Net loss applicable to common stockholders for the year ended June 30 2003 was $7,598,852 ($1.52 per share). On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, net loss per common share for the year ended June 30, 2004 was $(1.12).

                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2004, we experienced $3,906,900 of negative cash flow from operating activities. This negative cash flow was the result of a loss of 10,150,866 from continuing operations by non-cash charges of 6,243,966 and working capital requirements of $166,990. In addition, we experienced $8,538,386 of negative cash flow from investing activities. These investment activities consisted cash used for the acquisition of EOIR. Cash flows from financing activities for the year ended June 30, 2004 approximated $13,540,909.

         On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $$9,532,044 at June 30, 2004. We expect significant increases in interest expense as a result of this financing.

         We financed our operations and acquisition activities primarily through sales of common stock and preferred stock as well as through margins from sales of our products and services. During fiscal 2004, we raised $8,226,845 from sales of our common stock, and $5,401,970 from sales of our Series D Preferred Stock.

         During fiscal 2003, we experienced $764,550 of negative cash flow from operating activities. This negative cash flow was the result of a loss from continuing operations of approximately $3,836,000 mitigated by non-cash charges of approximately $2,160,000 and increases in accounts payable and other liabilities of approximately $940,000. In addition, we experienced $191,900 of negative cash flow from investing activities. These investment activities consisted of payments made in connection with our acquisition of Ergo and technology from ASI Technology Corporation. Cash flows from financing activities for the year ended June 30, 2003 approximated $957,000. We financed our operations and acquisition activities primarily through sales of common stock and preferred stock as well as through margins from sales of our products and services. During fiscal 2003, we raised $340,000 from sales of our common stock, $170,000 from sales of our Series C Preferred Stock, and $430,000 from sales of our Series D Preferred Stock.

         On September 21, 2004, we sold secured convertible promissory notes for the aggregate consideration of $4,000,000 and in the aggregate principal amount of $5,200,000. These notes accrue interest at the rate of eight (8%) per annum and are due and payable within one year.

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

GOING CONCERN

         For the fiscal year ended June 30, 2004, we incurred a net loss from continuing operations of $10,511,213 and had a working capital deficiency of $2,740,722.

         For the fiscal year ended June 30, 2003, we incurred a net loss from continuing operations of $3,835,594 and had a working capital deficiency of $1,235,306.

         We have limited finances and require additional funding in order to market and license our products. There is no assurance that we can reverse our operating losses, or that we can raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

         The report of our independent registered public accounting firm for the fiscal year 2004 included elsewhere in this annual report includes an explanatory paragraph as to the uncertainty that we will continue as a going concern. While we have experienced operating losses in the past, due to our acquisition of EOIR, the operating portion of our business is currently cash flow positive. Our business plan is to continue to grow our customer base and our revenues and to control and monitor operating expenses and capital expenditures. In addition, after the conclusion of the 2004 fiscal year, we consummated a financing through which we realized net cash of approximately $4,000,000. We believe that our business as currently constituted will produce positive cash flow which, together with our current cash levels, will enable us to meet our existing financial obligations as they come due during the current fiscal year. However, we can provide no assurance that the performance of our business will meet our expectations.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

EFFECT OF INFLATION AND CHANGES IN PRICES

Management does not believe that inflation and changes in price will have a material effect on operations.

CRITICAL ACCOUNTING POLICIES

         The preparation of Markland's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

         The sections below present information about the nature of and rationale for our critical accounting policies.

         PRINCIPLES OF CONSOLIDATION

         Our consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc., Ergo Systems, Inc., Science and Technology Research Corporation, Inc and E-OIR Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

         CONCENTRATIONS

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

         As of June 30, 2004, we had cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2004. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

         RESEARCH AND DEVELOPMENT

         We charge research and development costs to expense as incurred. We capitalize costs related to acquired technologies that have achieved technological feasibility and have alternative uses. We expense as research and development costs the technologies we acquire if they are in process at the date of acquisition or have no alternative uses.

         IMPAIRMENT OF GOODWILL AND AMORTIZABLE INTANGIBLES

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

         ESTIMATED USEFUL LIVES OF AMORTIZABLE INTANGIBLE ASSETS

         We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the Ergo and ASI acquisitions over a three-year life commencing with the date of acquisition. With respect to the Science & Technology Research, Inc. and EOIR Technologies, Inc. acquisitions, consistent with independent business valuations, we are amortizing the intangible assets or ten years and nine years respectively.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended June 30, 2003 and 2002.

         REVENUE RECOGNITION

         We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the warehouse of the United States Navy, the Company recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, as amended in December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 did not have any effect on our financial statements, as the Company does not have any variable interest entities.

         In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                     INDEX TO FINANCIAL STATEMENTS
                                                                                                    Page
                                                                                                    ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSOLIDATED FINANCIAL
    STATEMENTS FOR MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
    FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

    Report of Independent Registered Public Accounting Firm of  Wolf & Company, PC.................  F-2
    Report of Independent Registered Public Accounting Firm of Marcum & Kliegman LLP...............  F-3
    Consolidated Balance Sheet at June 30, 2004....................................................  F-4
    Consolidated Statements of Loss for the Years Ended June 30, 2004 and 2003.....................  F-5
    Consolidated Statements of Stockholders' (Deficiency) Equity for the Years Ended
      June 30, 2004 and 2003.......................................................................  F-6
    Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 and 2003............... F-12
    Notes to Consolidated Financial Statements..................................................... F-16


                                                  F-1

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Markland Technologies, Inc. and Subsidiaries
Ridgefield, Connecticut

We have audited the consolidated balance sheet of Markland Technologies and subsidiaries as of June 30, 2004, and the related consolidated statements of loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markland Technologies, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidate financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. The Company has limited finances and may require additional funding in order to market and license its products. There are no assurances that the Company can reverse its operation losses or that it can raise additional capital to allow it to continue its planned operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ WOLF & COMPANY, P.C.
------------------------

Boston, Massachusetts
October 13, 2004

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Markland Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' (deficiency) equity, and cash flows of Markland Technologies, Inc. and Subsidiaries ("the Company") for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Markland
Technolgies, Inc. and Subsidiaries operations and its cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $2,837,000 during the year ended June 30, 2003. As of June 30, 2003, the Company also had a working capital deficiency of approximately $1,235,000. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include ANY adjustments that might result from the outcome of this uncertainty.


                                                      /s/ MARCUM & KLIEGMAN LLP
                                                      -------------------------

                                                      NEW YORK, NEW YORK
                                                      SEPTEMBER 15, 2003

                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET
                                    AT JUNE 30, 2004


                                         ASSETS

CURRENT ASSETS:
  Cash                                                                    $  1,101,088
  Accounts receivable                                                        5,354,267
  Other current assets                                                         285,070
                                                                          -------------
      TOTAL CURRENT ASSETS                                                   6,740,425
                                                                          -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $11,306           1,076,657
                                                                          -------------

OTHER ASSETS
  Amortizable intangible assets, net of accumulated amortization            14,140,548
  Technology rights - Acoustic Core                                          1,300,000
  Goodwill                                                                   9,706,333
                                                                          -------------
      TOTAL OTHER ASSETS                                                    25,146,881
                                                                          -------------

      TOTAL ASSETS                                                        $ 32,963,963
                                                                          =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  4,225,701
  Accrued expenses and other current liabilities                             1,837,836
  Unearned Contract Revenue                                                    324,140
  Bank line of credit                                                          600,000
  Current portion of notes payable                                           2,493,470
                                                                          -------------
      TOTAL CURRENT LIABILITIES                                              9,481,147

NON CURRENT LIABILITIES:
  Notes payable, less current portion                                        7,774,980
                                                                          -------------

      TOTAL LIABILITIES                                                     17,256,127
                                                                          -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A redeemable convertible preferred stock - no par value;
    30,000 authorized, issued and outstanding; liquidation preference          300,000
    of $300,000
  Series C 5% cumulative convertible preferred stock -
    .0001 par value; 8,000 authorized; none issued and outstanding                  --
  Series D convertible preferred stock - $.0001 par value;
    40,000 authorized; 22,786 issued and outstanding;
    liquidation preference of $22,786,000                                            2
  Common stock - $.0001 par value; 500,000,000 authorized;
    31,856,793 shares issued and outstanding                                     3,180
  Additional paid-in capital                                                50,864,718
  Unearned compensation                                                    (15,176,116)
  Accumulated deficit                                                      (20,283,948)
                                                                          -------------

      TOTAL STOCKHOLDERS' EQUITY                                            15,707,836
                                                                          -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 32,963,963
                                                                          =============

 The accompanying notes are an integral part of these consolidated financial statements.

                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF LOSS


                                                               FOR THE YEARS ENDED
                                                                    JUNE 30,
                                                         -------------------------------
                                                             2004               2003
                                                         -------------     -------------

REVENUES                                                 $  6,013,930      $    658,651

COST OF REVENUES                                            4,674,593           445,218
                                                         -------------     -------------

GROSS PROFIT                                                1,339,337           213,433
                                                         -------------     -------------

OPERATING EXPENSES:
  Selling, general and administrative                       5,313,448         1,186,379
  Research & development                                       49,289           522,657
  Amortization of compensatory element
    of stock issuances for selling,
    general and administrative expenses                     5,211,737         2,051,822
  Amortization of intangible asset                            915,729            66,668
                                                         -------------     -------------

    TOTAL OPERATING EXPENSES                               11,490,203         3,827,526
                                                         -------------     -------------

OPERATING LOSS FROM CONTINUING OPERATIONS                 (10,150,866)       (3,614,093)
                                                         -------------     -------------

OTHER EXPENSES (INCOME), NET:
  Interest expense                                            360,347           226,751
  Other income, net                                                --            (5,250)
                                                         -------------     -------------

    TOTAL OTHER EXPENSES (INCOME), NET                        360,347           221,501
                                                         -------------     -------------

LOSS FROM CONTINUING OPERATIONS                           (10,511,213)       (3,835,594)

GAIN FROM DISCONTINUED OPERATIONS:

  Gain from discontinued operations                                --           998,713
                                                         -------------     -------------

NET LOSS                                                  (10,511,213)       (2,836,881)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS - Series C          844,270           501,755

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS - Series D        3,555,500         4,107,500

PREFERRED STOCK DIVIDEND - Series C                           184,478           152,716
                                                         -------------     -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $(15,095,461)     $ (7,598,852)
                                                         =============     =============


BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss from continuing operations                       $      (1.31)     $      (1.72)
   Gain from discontinued operations              $         --      $       0.20
                                                         -------------     -------------

     Net loss                                            $      (1.31)     $      (1.52)
                                                         =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (AFTER 1-60 REVERSE SPLIT)                   11,553,254         5,002,724
                                                         =============     =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                          SERIES A                   SERIES C
                                                                                        CONVERTIBLE                CONVERTIBLE
                                                            COMMON STOCK              PREFERRED STOCK            PREFERRED STOCK
                                                      -------------------------   ------------------------   -----------------------
                                                       SHARES (1)      AMOUNT       SHARES        AMOUNT       SHARES       AMOUNT
                                                      -----------   -----------   -----------   ----------   ----------   ----------
Balance - June 30, 2002                                4,998,486           500            --           --           --           --

Stock canceled in connection with December 9, 2002
  exchange agreement                                  (4,998,486)         (450)           --           --           --           --
Stock issued in connection with December 9, 2002
  exchange agreement                                   4,498,638           450            --           --           --           --
Conversion of promissory notes and interest into
  Series C convertible preferred stock                        --            --            --           --        5,225            1
Stock issued for directors' compensation, net              5,000             1            --           --           --           --
Stock issued in connection with private placement        113,333            11            --           --           --           --
Value assigned to beneficial conversion feature of
  convertible debt                                            --            --            --           --           --           --
Preferred stock dividend - Series C                           --            --            --           --           --           --
Preferred stock dividend - beneficial conversion
  feature - Series C                                          --            --            --           --           --           --
Value allocated to Series C preferred stock -
  beneficial conversion feature dividend                      --            --            --           --           --           --
Stock issued in connection with consulting agreement       2,333            --            --           --           --           --
Stock issued in connection with consulting agreements    132,528            13            --           --           --           --
Stock issued in connection with employment agreements     86,559             9            --           --           --           --
Amortization of consulting agreements                         --            --            --           --           --           --
Amortization of employment agreements                         --            --            --           --           --           --
Sale of 170 shares of Series C convertible
  preferred stock                                             --            --            --           --          170           --
Conversion of liabilities from discontinued
  operations into Series A convertible
  preferred stock                                             --            --        30,000       300,000          --           --
Conversion of common stock into Series D convertible
  preferred stock                                     (1,666,666)         (167)           --           --           --           --
Sale of Series D convertible preferred stock                  --            --            --           --           --           --
Preferred stock dividend - beneficial conversion
  feature - Series D                                          --            --            --           --           --           --
Value allocated to Series D preferred stock -
  beneficial conversion feature dividend                      --            --            --           --           --           --
Net loss                                                      --            --            --           --           --           --

Balance - June 30, 2003                                3,671,573           367        30,000      300,000        5,395            1

-------------------
(1)  Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                SERIES D
                                                                               CONVERTIBLE
                                                                             PREFERRED STOCK            UNEARNED
                                                                        --------------------------    COMPENSATION
                                                                           SHARES        AMOUNT          AMOUNT
                                                                        -----------    -----------    ------------
Balance - June 30, 2002                                                         --             --             --

Stock canceled in connection with December 9, 2002 exchange
  agreement                                                                     --             --             --
Stock issued in connection with December 9, 2002 exchange agreement             --             --             --
Conversion of promissory notes and interest into Series C
  convertible preferred stock                                                   --             --             --
Stock issued for directors' compensation, net                                   --             --             --
Stock issued in connection with private placement                               --             --             --
Value assigned to beneficial conversion feature of convertible debt             --             --             --
Preferred stock dividend - Series C                                             --             --             --
Preferred stock dividend - beneficial conversion feature - Series C             --             --             --
Value allocated to Series C preferred stock - beneficial
  conversion feature dividend                                                   --             --             --
Stock issued in connection with consulting agreement                            --             --             --
Stock issued in connection with consulting agreements                           --             --     (4,037,237)
Stock issued in connection with employment agreements                           --             --             --
Amortization of consulting agreements                                           --             --     (3,573,966)
Amortization of employment agreements                                           --             --      1,178,002
Sale of 170 shares of Series C convertible preferred stock                      --             --      2,051,822
Conversion of liabilities from discontinued operations into Series A
  convertible preferred stock                                                   --             --             --
Conversion of common stock into Series D convertible preferred stock        16,000              2             --
Sale of Series D convertible preferred stock                                   430             --             --
Preferred stock dividend - beneficial conversion feature - Series D             --             --             --
Value allocated to Series D preferred stock - beneficial conversion
  feature dividend                                                              --             --             --
Net loss                                                                        --             --             --

Balance - June 30, 2003                                                     16,430              2     (4,381,379)

----------------------
(1)  Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

             The accompanying notes are an integral part of these consolidated financial statements.

                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                                                          TOTAL
                                                                              ADDITIONAL                               STOCKHOLDERS'
                                                                               PAID-IN            ACCUMULATED          (DEFICIENCY)
                                                                               CAPITAL              DEFICIT              EQUITY
                                                                             -------------       -------------        -------------
                                                                               AMOUNT               AMOUNT               AMOUNT
                                                                             -------------       -------------        -------------
Balance - June 30, 2002                                                            29,490          (6,935,854)          (6,905,864)

Stock canceled in connection with December 9, 2002 exchange agreement                 450                  --                    --
Stock issued in connection with December 9, 2002 exchange agreement             1,299,500                  --            1,300,000
Conversion of promissory notes and interest into Series C convertible
  preferred stock                                                               5,224,999                  --            5,225,000
Stock issued for directors' compensation, net                                       2,999                  --                3,000
Stock issued in connection with private placement                                 339,989                  --              340,000
Value assigned to beneficial conversion feature of convertible debt               125,000                  --              125,000
Preferred stock dividend - Series C                                              (152,716)                 --              (152,716)
Preferred stock dividend - beneficial conversion feature - Series C              (501,755)                 --              (501,755)
Value allocated to Series C preferred stock - beneficial conversion
  feature dividend                                                                501,755                  --              501,755
Stock issued in connection with consulting agreement                               30,400                  --               30,400
Stock issued in connection with consulting agreements                           5,215,706                  --            1,178,482
Stock issued in connection with employment agreements                           4,413,896                  --              839,939
Amortization of consulting agreements                                          (1,178,002)                 --                   --
Amortization of employment agreements                                          (2,051,822)                 --                   --
Sale of 170 shares of Series C convertible preferred stock                        170,000                  --              170,000
Conversion of liabilities from discontinued operations into Series A
  convertible preferred stock                                                          --                  --              300,000
Conversion of common stock into Series D convertible preferred stock                  165                  --                   --
Sale of Series D convertible preferred stock                                      430,000                  --              430,000
Preferred stock dividend - beneficial conversion feature - Series D            (4,107,500)                 --            (4,107,500)
Value allocated to Series D preferred stock - beneficial conversion
  feature dividend                                                              4,107,500                  --            4,107,500
Net loss                                                                               --          (2,836,881)          (2,836,881)

Balance - June 30, 2003                                                        13,900,104          (9,772,735)              46,360

                       The accompanying notes are an integral part of these consolidated financial statements.

                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                   SERIES A CONVERTIBLE      SERIES C CONVERTIBLE
                                                            COMMON STOCK             PREFERRED STOCK           PREFERRED STOCK
                                                       ------------------------  ------------------------  ------------------------
                                                       SHARES (1)      AMOUNT       SHARES       AMOUNT       SHARES      AMOUNT
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Balance - July 1, 2003                                  3,671,573          367       30,000      300,000        5,395            1

Issuance of Series D convertible preferred
    stock                                                      --           --           --           --           --           --
Conversion of Series C convertible preferred
    stock and accrued dividends into common stock       5,156,412          516           --           --       (5,395)          (1)
Conversion of promissory note into common stock           404,266           40           --           --           --           --
Conversion of Series D convertible preferred
    stock into common stock                               604,839           60           --           --           --           --
Stock issued in connection with settlement of
    liabilities to a related party                        750,000           75           --           --           --           --
Stock issued in connection with consulting and
    employment agreements                               6,122,008          612           --           --           --           --
Common stock issued in conjunction with
    acquisition of ASI assets                             325,833           33           --           --           --           --
Common stock issued in conjunction with
    acquisition of Science and Technology Research
    Corporation, Inc.                                   1,589,779          154           --           --           --           --
Amortization of employment and consulting
    agreements                                                 --           --           --           --           --           --
Common stock and warrant issuances in private
    placements                                         13,232,083        1,323           --           --           --           --
Intrinsic value of options issued in
    connection with EOIR acquisition                           --           --           --           --           --           --
Net loss                                                       --           --           --           --           --           --

Balance - June 30, 2004                                31,856,793        3,180       30,000      300,000           --           --

-----------------------------
(1)  Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 1003.

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                   SERIES D CONVERTIBLE               UNEARNED
                                                                      PREFERRED STOCK               COMPENSATION
                                                              --------------------------------      -------------
                                                                 SHARES             AMOUNT             AMOUNT
                                                              -------------      -------------      -------------
Balance - July 1, 2003                                              16,430                  2         (4,381,379)

Issuance of Series D convertible preferred stock                     7,166                 --                 --
Conversion of Series C convertible preferred stock and
  accrued dividends into common stock                                  --                  --                 --
Conversion of promissory note into common stock                        --                  --                 --
Conversion of Series D convertible preferred stock into
  common stock                                                       (810)                 --                 --
Stock issued in connection with settlement of liabilities
  to a related party                                                   --                  --                 --
Stock issued in connection with consulting and
  employment agreements                                                --                  --        (12,006,474)
Common stock issued in conjunction with
  acquisition of ASI assets                                            --                  --                 --
Common stock issued in conjunction with
  acquisition of Science and Technology Research
  Corporation, Inc.                                                    --                  --                 --
Amortization of employment and consulting agreements                   --                  --          5,211,737
Common stock and warrant issuances in private placements               --                  --                 --
Intrinsic value of options issued in
   connection with EOIR acquisition                                    --                  --         (4,000,000)
Net loss                                                               --                  --                 --

Balance - June 30, 2004                                            22,786                   2        (15,176,116)

-----------------------
(1)  Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 1003.

             The accompanying notes are an integral part of these consolidated financial statements.

                                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                         ADDITIONAL                                TOTAL
                                                                          PAID-IN          ACCUMULATED          STOCKHOLDERS'
                                                                          CAPITAL            DEFICIT               EQUITY
                                                                        ------------       ------------         ------------
                                                                           AMOUNT             AMOUNT               AMOUNT
                                                                        ------------       ------------         ------------
Balance - June 30, 2003                                                  13,900,104          (9,772,735)             46,360

Issuance of Series D convertible preferred stock                          5,401,970                  --           5,401,970
Conversion of Series C convertible preferred stock and accrued
  dividends into common stock                                                  (515)                 --                  --
Conversion of promissory note into common stock                              518,419                  --             518,459
Conversion of Series D convertible preferred stock into common
  stock                                                                         (60)                 --                  --
Stock issued in connection with settlement of liabilities to a
  related party                                                             449,925                  --             450,000
Stock issued in connection with consulting and employment agreements     12,286,331                  --             280,469
Common stock issued in conjunction with acquisition of ASI assets           916,692                  --             916,725
Common stock issued in conjunction with acquisition of
  Science and Technology Research Corporation, Inc.                       5,166,346                  --           5,166,500
Amortization of employment and consulting agreements                             --                  --           5,211,737
Common stock and warrant issuances in private placements                  8,225,506                  --           8,226,829
Intrinsic value of options issued in connection with EOIR acquisition      4,000,000                  --                  --
Net loss                                                                         --         (10,511,213)        (10,511,213)

Balance - June 30, 2004                                                  50,864,718         (20,283,948)         15,707,836

---------------------
(1)  Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

                   The accompanying notes are an integral part of these consolidated financial statements.

                          MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE YEARS ENDED
                                                                            JUNE 30,
                                                                 -------------------------------
                                                                      2004             2003
                                                                 -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                       $(10,511,213)     $ (2,836,881)
  Gain from discontinued operations                                        --          (998,713)
                                                                 -------------     -------------

  Loss from continuing operations                                 (10,511,213)       (3,835,594)

  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                     11,306                --
      Amortization of intangible assets                               915,729            66,668
      Amortization of debt discount and non-cash interest             239,164            41,666
      Amortization of compensatory stock compensation               5,211,737         2,051,822
  Changes in operating assets and liabilities:
      Accounts receivable                                             350,760          (314,223)
      Prepaid expenses and other assets                               137,362            (1,167)
      Accounts payable                                               (444,295)          939,774
      Accrued expenses and other current
        liabilities                                                   182,550           328,170
                                                                 -------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES                      (3,906,900)         (764,550)
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for acquisitions, net of cash acquired               (8,536,533)         (191,900)
    Purchase of property and equipment                                 (1,853)               --
                                                                 -------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES                      (8,538,386)         (191,900)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds in connection with premium financing agreement                  --            44,000
  Principal payments relating to premium financing agreement          (12,906)          (26,996)
  Repayments of note payable - STR                                    (75,000)               --
  Proceeds from note payable - Bay View                             1,400,000                --
  Repayments of note payable - Bay View                            (1,400,000)               --
  Proceeds from sale of common stock in private placement           8,226,845           340,000
  Proceeds from sale of Series C 5% cumulative
    convertible preferred stock                                            --           170,000
  Proceeds from sale of Series D convertible preferred stock        5,401,970           430,000
                                                                 -------------     -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  13,540,909           957,004
                                                                 -------------     -------------

NET INCREASE IN CASH                                                1,095,623               554

CASH - BEGINNING OF YEAR                                                5,465             4,911
                                                                 -------------     -------------

CASH - END OF YEAR                                               $  1,101,088      $      5,465
                                                                 =============     =============

     The accompanying notes are an integral part of these consolidated financial statements.

                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (CONTINUED)


                                                                           FOR THE YEARS ENDED
                                                                                JUNE 30,
                                                                     ------------------------------
                                                                          2004             2003
                                                                     -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the years for:
  Interest                                                           $    100,769     $         --
                                                                     =============    =============

  Taxes                                                              $         --     $         --
                                                                     =============    =============
Non-cash investing and financing activities:
  Conversion of notes payable and accrued interest into
    preferred stock                                                  $    518,459     $  5,225,000
                                                                     =============    =============

  Conversion of liabilities from discontinued operations into
    Series A convertible preferred stock                             $         --     $    300,000
                                                                     =============    =============

  Acquisition of technology rights by issuance of common stock       $         --     $  1,300,000
                                                                     =============    =============

  Acquisition of ASI by issuance of common stock                     $     916,725     $         --
                                                                     =============    =============

  Acquisition of STR by issuance of common stock                     $   5,166,500    $         --
                                                                     =============    =============

  Conversion of accounts payable into Common Stock                   $    450,000     $         --
                                                                     =============    =============

  Conversion of common stock into Series D convertible preferred
    stock                                                            $         --     $     10,000
                                                                     =============    =============

  Deemed dividend preferred stock - beneficial conversion
    Feature - Series C                                               $    844,270     $    501,755
                                                                     =============    =============

  Deemed dividend preferred stock - beneficial conversion
    Feature - Series D                                               $  3,555,500     $  4,107,500
                                                                     =============    =============

  Accrued Dividends on preferred stock                               $    184,478     $    152,716
                                                                     =============    =============

  Payable on purchase of Ergo                                        $         --     $    273,100
                                                                     =============    =============

  Secured convertible promissory note debt discount                  $         --     $    125,000
                                                                     =============    =============

      The accompanying notes are an integral part of these consolidated financial statements.

                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 YEARS ENDED JUNE 30, 2004 AND 2003


During years ended June 30, 2004 and 2003, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheet:

                                                             2004                2003
                                                         -------------       -------------
Accounts receivable                                      $  5,390,805        $         --
Equipment                                                   1,083,467                  --
Other current assets                                          317,851                  --
Intangibles                                                25,029,277             400,000
Accounts payable                                           (3,678,360)                 --
Accrued liabilities                                        (1,860,156)                 --
Notes payable to sellers                                  (10,339,351)           (273,100)
Line of credit                                               (600,000)                 --
Transaction costs                                            (792,000)                 --
Equity                                                     (5,950,000)                 --
                                                         -------------       -------------

Net Cash Used for Acquisitions, net
  of cash acquired of $538,467                           $  8,601,533        $    126,900
                                                         =============       =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                 Series A             Series C           Series D
                                                                Convertible          Convertible        Convertible       Unearned
                                        Common Stock          Preferred Stock      Preferred Stock    Preferred Stock   Compensation
                                   -----------------------  -------------------  ------------------  ------------------  -----------
                                    Shares (1)    Amount      Shares    Amount    Shares    Amount    Shares    Amount     Amount
                                   -----------  ----------  ---------  --------  --------  --------  --------  --------  -----------
Balance - June 30, 2002             4,998,486         500         --        --        --        --        --        --           --

Stock canceled in connection
  with December 9, 2002
  exchange agreement               (4,998,486)       (450)        --        --        --        --        --        --           --
Stock issued in connection
  with December 9, 2002
  exchange agreement                4,498,638         450         --        --        --        --        --        --           --
Conversion of promissory
  notes and interest into
  Series C convertible
  preferred stock                          --          --         --        --     5,225         1        --        --           --
Stock issued for directors'
  compensation, net                     5,000           1         --        --        --        --        --        --           --
Stock issued in connection
  with private placement              113,333          11         --        --        --        --        --        --           --
Value assigned to beneficial
  conversion feature of
  convertible debt                         --          --         --        --        --        --        --        --           --
Preferred stock dividend
  - Series C                               --          --         --        --        --        --        --        --           --
Preferred stock dividend
  - beneficial conversion
  feature - Series C                       --          --         --        --        --        --        --        --           --
Value allocated to Series C
  preferred stock -
  beneficial conversion
  feature dividend                         --          --         --        --        --        --        --        --           --
Stock issued in connection
  with consulting agreement             2,333          --         --        --        --        --        --        --           --
Stock issued in connection
  with consulting agreements          132,528          13         --        --        --        --        --        --   (4,037,237)
Stock issued in connection
  with employment agreements           86,559           9         --        --        --        --        --        --           --
Amortization of consulting
  agreements                               --          --         --        --        --        --        --        --   (3,573,966)
Amortization of employment
  agreements                               --          --         --        --        --        --        --        --    1,178,002
Sale of 170 shares of Series
  C convertible preferred
  stock                                    --          --         --        --       170        --        --        --    2,051,822
Conversion of liabilities
  from discontinued
  operations into Series A
  convertible preferred stock              --          --     30,000   300,000        --        --        --        --           --
Conversion of common stock
  into Series D convertible
  preferred stock                  (1,666,666)       (167)        --        --        --        --    16,000         2           --
Sale of Series D convertible
  preferred stock                          --          --         --        --        --        --       430        --           --
Preferred stock dividend
  - beneficial conversion
  feature - Series D                       --          --         --        --        --        --        --        --           --
Value allocated to Series D
  preferred stock -
  beneficial conversion
  feature dividend                         --          --         --        --        --        --        --        --           --
Net loss                                   --          --         --        --        --        --        --        --           --

Balance - June 30, 2003             3,671,573         367     30,000   300,000     5,395         1    16,430         2   (4,381,379)

----------------------
(1)  Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

                       The accompanying notes are an integral part of these consolidated financial statements.


                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


1. NATURE OF OPERATIONS

BUSINESS HISTORY AND OPERATIONS

Markland Technologies, Inc. ("Markland"), previously known as Quest Net, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corporation.

In March 2000, Markland acquired CWTel, Inc. ("CWTel"), a Florida-based telecommunication corporation. In November 2001, CWTel filed a voluntary bankruptcy petition in the State of Florida. In March 2002, a final decree was issued, the trustee discharged and the case closed.

On March 15, 2001, Markland acquired all of the outstanding stock of Vidikron of America, Inc. ("Vidikron"). As a result of this acquisition, the sole stockholder of Vidikron, Market LLC, controlled a majority of the common stock of Markland and, accordingly, the transaction was accounted for as a reverse acquisition and as a recapitalization of Vidikron, pursuant to which Vidikron was treated as the accounting acquirer. Accordingly the historical financial statements are those of Vidikron. Vidikron became a wholly-owned subsidiary of Markland. Subsequently, Quest Net changed its name to Markland Technologies, Inc. and Vidikron adopted the year-end of Quest Net.

On May 28, 2002, Markland received a notice of default from Market LLC relating to a loan and security agreement and a related secured convertible revolving credit note due to Markland's failure to make payments of principal and interest due under the note. In addition, as a result of the defaults under the note, Market LLC declared all outstanding principal and interest under the note, totaling $4,213,300, to be immediately due and payable. In June of 2002, all of the shares of the Vidikron subsidiary, including all of its operating assets and liabilities, were transferred to Market LLC in partial satisfaction of the indebtedness due Market LLC of $50,000. As a result, Markland had no active business following such event. The assets and liabilities and operating results of Vidikron have been treated as a discontinued operation in the accompanying consolidated financial statements (see Note 11).

On November 21, 2002, Security Technology, Inc. ("STI") was incorporated as a Delaware C corporation and became a wholly-owned subsidiary of Markland.

In December 2002, Markland, Eurotech Ltd. ("Eurotech"), ipPartners, Inc. ("ipPartners"), a related party, Market LLC and James LLC, entered into an exchange agreement ("Exchange Agreement"). On December 19, 2002, the transactions contemplated by the Exchange Agreement were consummated. Pursuant to the Exchange Agreement, Eurotech transferred to Markland certain rights to Eurotech's Acoustic Core technology, relating to illicit materials detection, and certain cryptology technology. Market LLC and James LLC, the holders of 100% of the issued and outstanding common stock of Markland, exchanged 4,498,638 shares of Markland's common stock (90% of their total holdings) and certain convertible notes owed by Markland in exchange for $5,225,000 in stated value of Series C 5% Cumulative Convertible Preferred Stock. Markland issued 3,998,789 shares of common stock, representing approximately eighty percent (80%) of its outstanding common stock, to Eurotech, and 499,849 shares of common stock, representing approximately ten percent (10%) of its outstanding common stock, to ipPartners. As a result of this transaction, a change of control occurred and Markland became an 80%-owned subsidiary of Eurotech.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


In January 2003, Markland purchased the common stock of Ergo Systems, Inc. ("Ergo"). In September 2003, Markland purchased certain technology from ASI Technology Corporation ("ASI"). In October 2003, Markland purchased the common stock of Science and Technology Research Corporation, Inc. ("STR").

We acquired from ASI gas plasma antenna technology assets and a sub-license for plasma sterilization and decontamination. The assets at time of purchase included three ongoing funded SBIR government contracts and nine issued and pending U.S. patents related to gas plasma antenna technology with demonstrated applications in the fields of ballistic missile defense, phased array radar, and forward deployed decontamination.

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

Markland acquired 100% of E-OIR Technologies, Inc.'s ("EOIR") outstanding common stock in conjunction with a Stock Purchase Agreement dated June 29, 2004. EOIR provides research and engineering services to Defense and Intelligence Community customers. EOIR's technical services include design and fabrication of sensor systems for military and intelligence community applications. These efforts involve systems, engineering, system integration, prototyping, field collections as well as data analysis and processing. Substantially all of EOIR's revenues are derived from approximately twenty Government contracts with ten different U.S. Government agencies.

These transactions are in support of Markland's objective to provide end-to-end solutions to the Department of Homeland Security ("DHS") and Department of Defense ("DOD"). Markland's principal end customer is the United States Government. Markland operates in one principal business segment of providing primarily Government Agencies with products to protect the United States' borders, military personnel and infrastructure assets. All of the Markland's operating units have similar products and services, production processes, customers and regulatory environment. During 2004, sales of remote sensing products, border security products and services and SBIR funded research grants comprised 80%, 16% and 4% of our revenue, respectively. During 2003, revenue was comprised of sales of border security products and services and SBIR funded research grants of 67% and 33%, respectively. The Company's revenues from the acquisition of EOIR will be derived from the sales of remote sensor system products and services.

Markland is subject to risks common to companies in the Homeland Defense Technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers. Since the United States Government represents substantially all of Markland's current revenue, the loss of this customer would have a material adverse effect on Markland's future operations.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Markland as a going concern. Markland has incurred net losses of $10,511,213 and $2,836,881 for the years ended June

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


30, 2004 and 2003, respectively. Additionally, Markland had a working capital deficiency of $2,740,722 at June 30, 2004. Markland has limited finances and may require additional funding in order to market and license its products. Subsequent to June 30, 2004, Markland issued secured convertible promissory notes and warrants to purchase shares of common stock and received net proceeds of approximately $4,000,000 (see Note 16). There is no assurance that Markland can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about Markland's ability to continue as a going concern.

Markland's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. While Markland has experienced operating losses in the past, due to the acquisition of EOIR, the operating portion of the business is currently cash flow positive. Management's business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. In addition, subsequent to year end, Markland consummated a financing through which we realized net cash of approximately $4,000,000. Management believes that the business as currently constituted will produce positive cash flow which, together with the current cash levels, will enable Markland to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc. ("STI"), Ergo Systems, Inc. ("Ergo"), Science and Technology Research Corporation, Inc. ("STR") and E-OIR Technologies, Inc. ("EOIR"). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the determination of the fair value of assets acquired and liabilities assumed in business combinations, impairment of identified intangible assets, goodwill and long lived assets, the fair value of equity instruments issued, valuation reserves on deferred tax assets and revenue and costs recognized on long-term, fixed-price contracts.

Concentrations
--------------

Markland has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2004.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Substantially all revenue is generated from contracts with Federal government agencies. Consequently, substantially all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Cash and Cash Equivalents
-------------------------

Cash equivalents include interest-bearing deposits with original maturities of three months or less.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known trouble accounts, historical experience and other currently available evidence. Markland's receivables are from government contracts. Markland has not experienced any losses in accounts receivable and has provided no allowance at June 30, 2004 or 2003.

Property and Equipment
----------------------

Property and equipment are valued at cost and are being depreciated over their useful lives using the straight-line method for financial reporting. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

         Computers and equipment           3 years
         Furniture and fixtures            5-7 years
         Vehicles                          5 years
         Software                          3 years

Property and equipment consisted of the following at June 30, 2004:

         Software                           $      63,830
         Computer equipment                       512,236
         Vehicles                                 405,258
         Furniture and fixtures                   106,639
                                            --------------
         Less accumulated depreciation      $   1,076,657
                                            ==============

Depreciation expense for the years ended June 30, 2004 and 2003 was $11,306 and none, respectively.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


income in the years in which these temporary differences are expected to be recovered or settled. A deferred tax asset is recorded for net operating loss and tax credit carry forwards to the extent that their realization is more likely than not. The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

Revenue Recognition
-------------------

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain,
(3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the United States Navy, the Company recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2004, the Company had completed delivery of all outstanding orders under the contract.

Unearned Revenue
----------------

Unearned revenue represents cash collection in excess of revenue earned from fixed price contracts.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2004, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable, bank line of credit and long-term debt approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR (see Note 3) have been recorded at their fair value, as determined by an independent valuation, which is less than the face value due to a below market interest rate.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. For the years ended June 30, 2004 and 2003, advertising and promotion expenses were approximately $19,504 and $-0-, respectively.

Shipping Costs
--------------

Delivery and shipping costs are included in cost of revenue in the accompanying consolidated statements of loss.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Research and Development
------------------------

Research and development costs are charged to expense as incurred. Markland capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies which do not meet this criteria are expensed as research and development costs.

Reverse Stock Split/Loss Per Share
----------------------------------

Share amounts and per share data have been restated to reflect a 1 for 60 reverse stock split effective as of October 27, 2003.

Basic and diluted net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of Series A and D Convertible preferred stock, options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets
-------------------------------

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the fiscal year ended June 30, 2004.

Impairment of Long-Lived Assets
-------------------------------

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended June 30, 2004 and 2003.

Stock-Based Compensation
------------------------

At June 30, 2004, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Since the only options issued by the Company were issued in conjunction with a business combination on June 29, 2004, had the Company recorded compensation costs related to these options based on fair value at the grant date consistent with SFAS No. 123, there would have been no effect on the Company's net loss in any period presented.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


In December 2003, the FASB issues FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

3.       ACQUISITIONS

Acoustic Core(TM) Technology
----------------------------

On December 9, 2002, in connection with the Exchange Agreement dated as of December 9, 2002, by and among Eurotech, the Company, Crypto.com, Inc., ("Crypto" - a wholly-owned subsidiary of Eurotech), Secured Technology, Inc. ("STI"), ipPartners, Inc., Market LLC and James LLC (the "Exchange"), Eurotech and Crypto agreed to license and transfer certain intellectual property to a newly-formed subsidiary of the Company, STI, in exchange for 3,998,789 shares of the Company's newly issued common stock (the "Exchange Shares"). The Exchange Shares constituted 80% of the Company's outstanding common stock making the Company a majority-owned subsidiary of Eurotech. In addition, as part of the agreement, ipPartners was issued 499,849 shares of common stock in exchange for their forgiveness and discharge of certain obligations owed to ipPartners with respect to the property transferred to STI. Eurotech is a development-stage, Washington, D.C.-based, technology company, whose common stock is registered under the Exchange Act. Prior to the Exchange, Market LLC and James LLC controlled the Company.

In connection with the Exchange, on December 9, 2002, the Company, Market LLC and James LLC agreed to a recapitalization of the Company, whereby $5,225,000 in stated value of a new series of preferred stock, designated Series C 5% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") was issued by the Company, in exchange for $5,225,000 of convertible promissory notes, inclusive of accrued interest, as well as, for the agreement by James LLC

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


and Market LLC to collectively surrender 4,498,638 shares of the Company's common stock prior to the consummation of the above Exchange agreement between the Company and Eurotech, among others.

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

Purchase of Intangible Assets of ASI Technology Corporation
-----------------------------------------------------------

On March 19, 2003, Markland and ASI Technology Corporation, a Nevada corporation, ("ASI") closed its Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and Markland agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. Under an interim arrangement, Markland had received revenues from these contracts billed for periods after April 1, 2003 and was obligated for all related costs. Markland had agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support. These fees amounted to $15,000. The closing of this transaction occurred on September 30, 2003.

The purchase price of the ASI assets amounted to $1,000,000. This consisted of $150,000 in cash, of which $65,000 was paid by June 30, 2003 and $85,000 was paid by December 31, 2003 and 283,333 shares of common stock valued at $850,000. These assets are being amortized over 3 years.

In connection with the Agreement, ASI and Markland entered into a registration rights agreement entitling ASI to include its shares of Markland's common stock in future registration statements filed by Markland under the Securities Act of 1933 in connection with public offerings of Markland's common stock. In the event that Markland fails to register such stock on behalf of ASI, or if a registration statement for the shares is delayed, Markland will have to issue an additional $150,000 worth of common stock to ASI.

Also in connection with the Agreement, ASI and Markland entered into a sublicense agreement pursuant to which ASI has sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using Markland's plasma sterilization and decontamination technology. Markland has agreed to pay ASI $5,000 per month for these rights for a period of 24 months, of which $5,000 has been paid to ASI under this agreement and $35,000 is included in selling, general and administrative expenses for the year ended June 30, 2004.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


During March of 2004, Markland issued 42,500 shares of common stock valued at $66,725 to ASI as a penalty for not having an effective registration statement for the shares issued to ASI. This amount was charged to selling, general and administrative expense in the statement of loss for the year ended June 30, 2004.

Purchase of Science and Technology Research, Inc.
-------------------------------------------------

In October 2003, Markland completed the acquisition of 100% of the common stock of Science and Technology Research, Inc., a Maryland corporation ("STR"), by its subsidiary, Security Technology, Inc., a Delaware Corporation ("STI"), through a merger of STI with newly formed STR Acquisition Corporation, a Maryland Corporation. STR is a producer of the U.S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System (ACADA). The Navy deploys the "man-portable" point detection system to detect all classic nerve and blister agents as well as other chemical warfare agent (CWA) vapors.

The purchase price for the STR aggregated $6,475,000 and consisted of $900,000 in cash, which was paid in October 2003, 1,539,779 shares of common stock valued at $5,100,000, a promissory note of $375,000 and acquisition costs of $100,000. The promissory note bears no interest and, under amended terms, is due in full on October 15, 2004. Holders of the shares of common stock were granted piggy-back registration rights. The promissory note is collateralized by all of the assets of STR and 40% of the common stock of STR held by Markland. In June 2004, the Company made the first principal payment in the amount of $75,000. The remaining promissory note, as amended, is payable as follows:

                   July 15, 2004                    $ 75,000
                   August 15, 2004                    75,000
                   September 15, 2004                 75,000
                   October 15, 2004                   75,000
                                                    ---------
                                                    $300,000
                                                    =========

On March 15, 2004, Markland agreed to pay $40,000 of cash and issue an additional 50,000 shares of common stock valued at $66,500 in exchange for his agreement to extend the due date of the promissory note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004.

A summary of the allocation, as determined by an independent valuation, of the aggregate consideration for the acquisition to the fair value of the assets acquired and liabilities assumed is as follows:

Fair value of net assets acquired:
   Fair value of assets acquired -
       Current assets, including cash of $115,830                   $   783,657
       Property and equipment                                            53,467
   Fair value of liabilities assumed -
       Accounts payable and accrued expenses                           (368,932)
                                                                    ------------
Fair value of identifiable net tangible assets acquired                 468,192
Existing contracts                                                      416,000
Customer relationships                                                1,551,944
Goodwill                                                              4,038,864
                                                                    ------------
         Total Purchase Price                                       $ 6,475,000
                                                                    ============

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Markland also entered into a consulting agreement with the principal shareholder and employee of STR (see Note 12).

Markland funded the cash portion of the acquisition from a loan provided by Bay View Capital, LLC, ("Bay View"). Robert Tarini, Markland's Chairman is affiliated with Bay View. The entire amount of the loan provided by Bay View was $1,400,000 (see Note 6).

The results of operations of STR have been included in Markland's consolidated statements of operations commencing October 1, 2003.

Purchase of E-OIR Technologies, Inc.
------------------------------------

On June 29, 2004, Markland acquired all of the outstanding stock of E-OIR Technologies, Inc. ("EOIR") for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. EOIR is a provider of technology and services to the US Army Night Vision Laboratories and has expertise in wide area remote sensing using both electro-optic and infrared technologies. The acquisition waas consumated in furthrance of Markland's stated strategy of making synergistic acquisitions in order to provde products and services to Homeland Defense, the Department of Defense and U.S. Intelligence Agencies.

In connection with this acquisition, Markland has also adopted a Stock Incentive Plan (see Note 9).

A summary of the allocation, as determined by an independent valuation, of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

   Cash                                                          $ 8,000,000
   Promissory note (net of $1,467,956
      below market interest rate discount)                         9,532,044
   Transaction costs                                                 792,000
                                                                 ------------
            Total Purchase Price                                 $18,324,044
                                                                 ============

Fair value of net assets acquired:

Fair value of assets acquired -
   Current assets, including cash of $332,637                    $ 6,073,467
   Property and equipment                                          1,030,000
Fair value of liabilities assumed:
   Accounts payable & accrued expenses                            (5,169,584)
   Bank loans and overdrafts                                      (1,032,308)
                                                                 ------------
Fair value of identifiable net tangible assets acquired              901,575
Customer relationships                                            11,755,000
Goodwill                                                           5,667,469
                                                                 ------------
         Total Purchase Price                                    $18,324,044
                                                                 ============

The goodwill in this transaction, as determined by the independent valuation, are as a result of anticipated synergies, cost savings and other items not related to tangible net assets or idetifiable intangible assets.

As a result of the transaction being structured as a stock acquisition, Markland does not expect the goodwill to be deductible for tax purposes.

In connection with the EOIR acquisition, Markland also raised gross proceeds of $2,000,000 through a private placement of an additional 3,500 shares of its Series D Preferred Stock to a single institutional investor (see Note 8).

Between March 31, 2004 and June 30, 2004 Markland completed three private placements, issuing a total of 13,232,083 shares of common stock plus additional warrants for total proceeds of $9,679,000 ($8,226,845 net of issuance costs). Cash raised in these financings were used, in part, to fund the acquisition of EOIR.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Unaudited pro forma financial information for the years ended June 30, 2004, had the acquisitions of STR and EOIR been completed as of July 1, 2002, is as follows:

Unaudited Pro Forma Information
-------------------------------

Unaudited pro forma information for Markland's acquisition of STR is as follows:
--------------------------------------------------------------------------------

MARKLAND-STR                            2004                   2003
--------------------------------------------------------------------------------

Revenues                           $   6,517,584          $   6,712,818
                                   ==============         ==============

Loss from operations               $  (9,252,404)         $  (3,349,667)
                                   ==============         ==============

Net loss                           $  (9,905,199)         $  (3,758,193)
                                   ==============         ==============

Net loss per common share          $       (0.86)         $       (0.75)
                                   ==============         ==============


Unaudited pro forma information for Markland's acquisition of EOIR is as follows:

MARKLAND-EOIR                           2004                   2003
--------------------------------------------------------------------------------

Revenues                           $  54,619,584          $  34,314,717
                                   ==============         ==============

Loss from operations               $  (6,743,158)         $  (2,972,742)
                                   ==============         ==============

Net loss                           $  (8,444,385)         $  (3,980,410)
                                   ==============         ==============

Net loss per common share          $       (0.73)         $       (0.80)
                                   ==============         ==============


Unaudited pro forma information for Markland's acquisition of both STR and EOIR is as follows:

MARKLAND-STR-EOIR                       2004                   2003
--------------------------------------------------------------------------------

Revenues                           $  59,919,953          $  40,368,884
                                   ==============         ==============

Loss from operations               $  (7,043,068)         $  (2,708,316)
                                   ==============         ==============

Net loss                           $  (8,768,666)         $  (3,903,009)
                                   ==============         ==============

Net loss per common share          $       (0.76)         $       (0.78)
                                   ==============         ==============

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


4.       AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at June 30, 2004:

         Amortizable intangibles - EOIR                  $  11,755,000
         Amortizable intangibles - Ergo                        400,000
         Amortizable intangibles - ASI                       1,000,000
         Amortizable intangibles - STR                       1,967,944
                                                         --------------
              Total amortizable intangibles              $  15,122,944
         Accumulated amortization                             (982,396)
                                                         --------------
              Net amortizable intangibles                $  14,140,548
                                                         ==============

The purchase price of $400,000 related to the January 2003 acquisition of Ergo was allocated entirely to a contract with the United States Government. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14, 2003. Amortization expense related to the contract for the years ended June 30, 2004 and 2003 was $133,332 and $66,668, respectively.

The intangible assets acquired from ASI on September 30, 2003 totaled $1,000,000. These assets are being amortized over a three-year period commencing October 1, 2003. Amortization expense related to this contract for the year ended June 30, 2004 was $250,000.

The excess of the purchase price of STR over the fair value of assets acquired was $6,006,808. Of this amount, $4,038,864 was allocated to goodwill and $1,967,944 to amortizable intangible assets. $416,000 was allocated to existing contracts with a twenty-six month estimated economic life and the remaining $1,551,944 was allocated to customer relationships with an estimated economic useful life of ten years. Markland has recorded amortization expense of $532,396 for year ended June 30, 2004.

The excess of the purchase price of EOIR over the fair value of assets acquired is $18,022,469. Of this amount, $6,267,469 was allocated to goodwill and $11,755,000 to amortizable intangible assets comprising contracts and customer relationships. This asset has an estimated useful life of nine years. Markland has not recorded amortization expense for year ended June 30, 2004 as the acquisition was completed on June 29, 2004.

Future amortization expense related to the above-acquired intangible assets over the next five years is as follows:

          Years Ending
            June 30,                                  Amount
          ------------                              -----------

             2005                                   $2,119,972
             2006                                    1,941,305
             2007                                    1,544,639
             2008                                    1,461,306
             2009                                    1,461,306
                                                    -----------
                                                    $8,528,527
                                                    ===========

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of June 30, 2004. Accordingly, no amortization expense has been recorded through June 30, 2004.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


5.       LINES OF CREDIT

Secured Convertible Revolving Credit Notes
------------------------------------------

On December 9, 2002, as part of the Company's recapitalization, in accordance with the Exchange Agreement entered between the Company and Market LLC, $3,812,000 representing principal and accrued interest under this line of credit was converted into 3,812 shares of the Company's newly issued Series C 5% Cumulative Convertible Preferred Stock (see Note 8).

On December 10, 2002, Markland entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000.

Interest under this note accrued at the interest rate of 6% per annum.

The note was convertible at any time, in whole or in part, into shares of the Company's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of the common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 was being amortized as interest expense over the term of the debt.

The principal on the note and accrued interest totaling $518,459 was converted into 404,266 shares of Markland's common stock on April 12, 2004. All unamortized discount related to the beneficial conversion feature was charged to interest expense at that time. Amortization of the beneficial conversion feature for the years ended June 30, 2004 and 2003 was $60,126 and $41,666, respectively.

Bank Line of Credit
-------------------

EOIR established a $500,000 line of credit with Virginia Community Bank in October 1999. It is secured by current accounts receivable with variable interest at the prime lending rate (4% at June 30, 2004) plus 1%. The line of credit was extended in 2004, increased to $600,000 and expires in April, 2005. The balance due under this credit line was $600,000 as of June 30, 2004.

There is no interest expense associated with this line in the statements of loss because EOIR was acquired on June 29, 2004.

6.       LONG-TERM DEBT

Note Payable - AI
-----------------

In December 2003, Markland signed a note to finance an insurance premium. The unpaid balance of this note on June 30,2004 was $4,098.

Note Payable - Bay View Capital
-------------------------------

On September 4, 2003, Markland signed a term sheet with Bay View Capital, LLC, a related party, and received in October, 2003 a $1,400,000 bridge-financing loan of which Markland immediately repaid $211,000. The proceeds from this loan were used by Markland to fund the acquisition of STR (see Note 3). The loan agreement provides for Markland to make 24 monthly payments of principal and interest.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Principal is calculated on a monthly basis using a "Cash Flow Recapture Mechanism" as defined in the agreement. Interest is payable monthly in arrears at a rate of 12% per annum payable. The note requires monthly payments in the amount equal to twenty five percent of the gross revenue of STR for the immediately preceding calendar month. The remaining principal balance together with any unpaid interest is due on October 27, 2005. The note was secured by a security interest in substantially all assets of Markland. The balance of the note, plus accrued interest, was paid in full in April 2004. Interest expense related to this note was $100,769 for the year ended June 30, 2004.

Note Payable - STR Acquisition
------------------------------

On October 1, 2003, Markland issued a note in the amount of $375,000 in connection with the acquisition of STR (see Note 3). This note is payable in full by October 15, 2004. The outstanding balance at June 30, 2004 was $300,000.

On March 15, 2004, Markland agreed to issue to George Yang $40,000 of cash and an additional 50,000 shares of common stock valued at $66,500 in exchange for his agreement to extend the note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004. Accrued expenses include $40,000 related to this agreement.

Notes Payable - EOIR Acquisition
--------------------------------

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes is $9,532,044 as determined by an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note.

Other Long-Term Bank Debt
-------------------------

Markland's long-term bank debt consists of the following as of June 30, 2004:

Wachovia Bank, secured by a vehicle, dated November,
  2001 with monthly payments of $877 including
  interest of 6.1%                                                    $  23,563

First Market Bank, secured by research equipment,
  dated October, 2002 with monthly payments of $3,715
  including interest of LIBOR plus 2.75% (4.1082% at
  June 30, 2004)                                                        141,685

First Market Bank, dated July, 2002 with monthly payments
  of $15,278 plus interest of
  LIBOR plus 2.75%, (4.1082% at June 30, 2004)                          185,363

First Market Bank, secured by leasehold improvements,
  dated March 19, 2003 with monthly
  payments of  $3,514 including interest of 5.05%                        64,294

American Honda Finance, secured by vehicle, dated
  March 24, 2003 with monthly payments
  of  $406 including interest of 4.70%                                   17,403
                                                                      ----------
                                                                      $ 432,308
                                                                      ==========

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Future debt maturities for all notes payable and long-term debt are as follows for the years ending:

         June 30
         -------
         2005                                       $2,787,061
         2006                                        2,280,294
         2007                                        2,249,763
         2008                                        2,219,288
         2009                                        2,200,000
                                                  -------------
                  Total                             11,736,406
         Less: debt discount                        (1,467,956)
                                                  -------------
                                                  $ 10,268,450
                                                  =============

7.       NEW EQUITY LINE

On September 10, 2003, Markland entered into a Private Equity Credit Agreement with Brittany Capital Management, Ltd. ("Brittany"). Markland agreed to issue and sell to Brittany up to $10,000,000 worth of its common stock over the next three years. Prior to any sales, Markland is required to file a registration statement with the Securities and Exchange Commission, relating to the shares to be issued, and to have such registration statement declared effective.

After the registration statement is declared effective, Markland would be able to put shares to Brittany according to the terms outlined in the agreement (the "Put"). The minimum Put amount is $1,000,000 over the life of the agreement and $25,000 per Put. Failure to satisfy the minimum Put requirement over the life of the Private Equity Credit Agreement will result in a charge to Markland.

Shares will be issued to Brittany, in connection with each Put, at 92% of the average of the closing bid prices for the lowest three (3) (not necessarily consecutive) trading days during the ten (10) trading day period immediately following the Put date. Under certain conditions, Markland will be required to issue additional shares and/or accrue financial penalties.

There can be no assurances that Markland will receive any proceeds from this agreement. As of June 30, 2004, Markland has not drawn down on this equity line.

As of June 30, 2004, no shares have been registered by Markland related to this agreement. For all periods presented, Markland has determined that the fair value of this Put was not material.

8.       STOCKHOLDERS' EQUITY

Preferred Stock:
----------------

The Company is authorized to issue 5,000,000 shares of preferred stock which may be issued in series with such designations, preferences, stated values, rights qualifications, or limitations as determined by the Board of Directors.

         Series A Redeemable Convertible Preferred Stock
         -----------------------------------------------

On June 30, 2003, Markland issued 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock in satisfaction of our remaining obligations under a promissory note. The Series A Preferred Stock has no par value, is non-voting and has a stated value of $10 per share. The Preferred Stock is convertible at any time at the option of the Company, and cannot be converted by the holder. This stock is convertible at the rate of three shares of Series A Preferred Stock for each share of common stock. This conversion rate may be adjusted at any time by the Company as a result of either the sale of the

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Company or as a result of a stock split or stock dividend that is issued by the Company while these shares remain outstanding.

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

         Series B Convertible Preferred Stock
         ------------------------------------

On September 4, 2003, Markland's board of directors approved a resolution to cancel its Series B convertible preferred stock.

         Series C 5% Cumulative Convertible Preferred Stock
         --------------------------------------------------

On December 9, 2002, the Company entered into an Exchange Agreement, among the Company and Market LLC and James LLC who agreed to exchange their convertible notes payable in the amount of $3,812,000 and $1,413,000, respectively ($5,225,000 in value), inclusive of accrued interest for 5,225 shares ($1,000 stated value per share) of the Company's newly issued Series C Preferred Stock. The Series C Preferred Stock is non-voting and has a liquidation preference of $1,000 per share.

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

The Series C Preferred Stock is redeemable at any time by Markland, and cannot be converted by the holders without written permission for a period of 6 months following the issuance of the shares and then only 10% may be converted per month thereafter. The Series C Preferred Stock is convertible at the option of the holder at a conversion price ranging from 65% to 80% of the common stock's market price at the time of the conversion.

During the year ended June 30, 2003, Markland sold 170 shares of Series C Preferred Stock for proceeds of $170,000.

On the dates these shares were issued, Markland calculated a beneficial conversion feature related to the conversion discount of $1,386,025. This beneficial conversion feature was accreted to deemed dividends over the conversion period of the Series C Preferred Stock which is 16 months. Deemed dividends related to this beneficial conversion feature were $884,270 and $501,755 for the years ended June 30, 2004 and 2003, respectively.

During the years ended June 30, 2004 and 2003, the Company accreted dividends of $184,478 and $152,716, respectively.

During the years ended June 30, 2004, all outstanding Series C Preferred Stock and dividends of $337,194 were converted into 6,029,844 shares of common stock.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


         Series D Convertible Preferred Stock
         ------------------------------------

Shares of the Series D Convertible Preferred Stock have a liquidation preference of $1,000 per share, are non-voting, do not accrue dividends, are redeemable by Markland anytime and are convertible into shares of Markland's common stock at a conversion price ranging from 65% to 80% of the common stock's market price at the time of the conversion.

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

  -------------------------------------------------------- ---------------------
  AVERAGE CLOSING BID PRICE (1)                            DISCOUNT FACTOR
  -----------------------------                            ---------------
  -------------------------------------------------------- ---------------------
  $15.00 or less                                                  80%
  -------------------------------------------------------- ---------------------
  more than $15.00, but less than or equal to $30.00              75%
  -------------------------------------------------------- ---------------------
  more than $30.00, but less than or equal to $45.00              70%
  -------------------------------------------------------- ---------------------
  more than $45.00                                                65%
  -------------------------------------------------------- ---------------------

         ----------------------
         (1) After an adjustment for a 1-for-60 reverse stock split effective October 27, 2003.

The Series D preferred stock can be converted only to the extent that the Series D stockholder will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock.

On June 17, 2003, the Company issued to Eurotech 16,000 shares of Series D Redeemable Convertible Preferred Stock in exchange for 1,666,666 shares of the Company's common stock. The Company also sold an additional 430 shares of Series D Preferred Stock to James LLC for net proceeds of $430,000.

During the year ended June 30, 2004, Markland sold to a third party 7,166 shares of Series D Preferred Stock for gross proceeds of $5,402,000.

Markland has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $3,555,500 and $4,107,500 for the years ended June 30, 2004 and 2003, respectively. The accretion of these beneficial conversion features on the Series D Preferred Stock has been recorded as a deemed dividend. The deemed dividends increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.

Reverse Stock Split
-------------------

On September 4, 2003, Markland's board of directors approved a resolution to effect a one-for-sixty reverse stock split. This action was subsequently approved by shareholder action which was approved by written consent of the Markland shareholders who held at least a majority of the voting power of the common stock, at least 67% of the voting power of the Series C Cumulative Convertible Preferred Stock, and at least 67% of the voting power of the Series D Cumulative Convertible Preferred Stock. As a result, each sixty shares of common stock was converted automatically into one share of common stock. To avoid the issuance of fractional shares of common stock, each fractional share

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


resulting from the reverse split was rounded up to a whole share. The reverse stock split did not reduce the 500,000,000 shares of common stock that Markland is authorized to issue. The resolution, which impacts shareholders of record as of September 5, 2003 became effective on October 27, 2003. All share amounts and per share data have been restated to reflect this reverse stock split.

Common Stock Issuances
----------------------

In December 2002, the Company entered into a private equity-financing agreement with two investors in order to raise $340,000 of new capital to finance operations. In exchange for the capital, the investors received an aggregate of 113,333 shares of the Company's common stock.

In December 2002, the Company issued an aggregate of 6,667 shares of its common stock to two of its former directors as compensation for services rendered while employed with the Company. In February 2003, the Company agreed to pay one of the aforementioned directors $5,000 in lieu of 1,667 shares of previously issued common stock. For the year ended June 30, 2003, a charge to compensation expense related to the above transactions amounted to $8,000.

During the months of February and March 2003, the Company entered into four new one-year consulting agreements, which provide for aggregate monthly remuneration of $3,000. In connection with those agreements, the Company issued 63,333 shares of restricted common stock. The shares were valued at $890,000, of which approximately $605,000 and $285,000 were charged to operations during the years ended June 30, 2004 and 2003, respectively.

On July 3, 2003, Markland entered into a consulting agreement with Emerging Concepts Inc. for program management and project engineering services for Ergo Systems related border security activities. In conjunction with this agreement, Markland issued Emerging Concepts 25,000 fully vested shares of common stock valued at $102,000. This amount was charged to operations in the year ended June 30, 2004.

On July 24, 2003, Markland entered into an Agreement (the "Agreement") with Syqwest, Inc., a Rhode Island corporation, and related party, formerly known as Ocean Data Equipment Corporation ("Syqwest"). Under this Agreement, Syqwest agreed to receive 750,000 shares of Markland's restricted common stock as full consideration for $450,000 of unpaid services, which were performed by Syqwest in connection with the research efforts as it relates to the Vehicle Stopping Technology. Pursuant to the Agreement, Markland has the right at any time by written notice to repurchase from Syqwest these 750,000 shares of restricted common stock at a purchase price of $0.60 per share. Based on this redemption right and the restriction on the sale of such securities, Markland has valued these shares at the redemption price of $450,000.

During the year ended June 30, 2004, Markland issued to ECON Investor Relations, Inc., a consultant, a 13,790 shares of common stock valued at $44,486. These fully vested shares were issued for enhanced media and corporate communications programs. This amount was charged to operations in the year ended June 30, 2004.

In November 2003, Markland entered into a one year agreement with MarketShare Recovery, Stuart Siller, and George Martin to perform certain services with regard to investor relations for Markland. In consideration for these services, Markland agreed to issue a cumulative total of 90,908 shares of its common stock in quarterly installments of 22,727 shares. Since these shares are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting. Accordingly, the Company records

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


at fair value the unearned shares each period through the term of the agreement. As of June 30, 2004, the Company has recognized unearned compensation, additional paid in capital and stock compensation of $91,005, $273,012 and $182,011, respectively. Subsequent to year end, the Company issued these consultants 160,000 shares of common stock valued at $106,000 in order to settle a dispute.

In November 2003, Markland entered into an agreement with Research Works to prepare an equity research report. In consideration for these services, Markland issued Research Works a total of 37,099 shares valued at $105,732. This amount was charged to operations in the year ended June 30, 2004.

During the year ended June 30, 2004, Markland awarded three non-officer employees of Markland a total of 19,445 shares valued at $48,036. This amount was charged to operations in the year ended June 30, 2004.

During March of 2004, Markland issued 42,500 shares of common stock valued at $66,725 to ASI as a penalty for not having an effective registration statement for the shares issued to ASI. This amount was charged to operations for the year ended June 30, 2004.

On March 15, 2004, in conjunction wih the acquisition of STR, Markland agreed to issue to George Yang 50,000 shares of common stock valued at $66,500 in exchange for his agreement to amend a note payable. This amount was charged to interest expense in the statement of loss for the year ended June 30, 2004.

On February 12, 2004, Markland entered into a one year agreement with Tameraq Partner for investment banking services. This agreement calls for quarterly payments of $25,000 payable in stock. As of June 30, 2004, the Company has recognized unearned compensation, additional paid in capital and stock compensation of $50,000, $100,000 and $50,000, respectively.

Pursuant to a private placement transaction completed on April 2, 2004, Markland issued the following:

         o        3,333,333 shares of Markland common stock at $0.60 per share;

         o 300,000 shares of Markland common stock in order to get the investors' consent to the private placement on April 16, 2004 (see below)

         o warrants to purchase 3,333,333 shares of Markland common stock at $1.00 per share with a three year term;

         o warrants to purchase 333,333 shares of Markland common stock at $1.40 per share with a three year term that were issued as finders' fees;

         o warrants to purchase purchase 50,000 shares of Markland common stock at $1.00 per share with a three year term that were issued in order to get the investors' consent to the private placement on April 16, 2004 (see below).

Markland agreed to register for resale 150% of the 3,333,333 shares of its common stock in this offering and 110% of the 3,333,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants to cover the shares of its common stock, if any, issuable to certain selling stockholders as liquidated damages for breach of certain covenants contained in or as a result of adjustments contemplated by certain provisions of the Securities Purchase Agreement dated as of April 2, 2004 or the Registration Rights Agreement dated as of April 2, 2004. Markland also agreed to register

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


110% of the 383,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants issued as finders' fee and in order to obtain the investors' consent.

Pursuant to a private placement transaction completed on April 16, 2004, Markland issued the following:

         o        2,500,000 shares of Markland common stock;

         o warrants to purchase 3,333,333 shares of Markland common stock at $1.50 per share with a three year term;

         o warrants to purchase 25,000 shares of Markland common stock at $2.00 per shares with a three year term that were issued as finders' fees.

Markland agreed to register for sale 150% of the 2,500,000 shares of its common stock sold to certain selling stockholders pursuant to the Securities Purchase Agreement dated April 16, 2004 and 110% of the 3,333,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants sold in this private placement, to cover the shares of its common stock, if any, issuable to certain selling stockholders as liquidated damages for breach of certain covenants contained in or as a result of adjustments contemplated by certain provisions of the Securities Purchase Agreement dated as of April 16, 2004 or the Registration Rights Agreement dated as of April 2, 2004.

Pursuant to a private placement transaction completed on May 3, 2004, Markland issued the following:

         o        7,098,750 shares of its common stock;

         o warrants to purchase 7,098,750 shares of its common stock at $1.50 per shares with a three year term;

         o warrants to purchase 529,800 shares of its common stock at $1.50 per share with a three year term that were issued as finders' fees.

In conjunction with these three private placements, Markland received gross proceeds of $9,679,000 and net proceeds of $8,226,845 (after deducting finders' fees and transaction costs). Under certain conditions, Markland can redeem the warrants issued in the May 3, 2004 private placement at a price of $.0001 per warrant.

Markland has entered into compensation agreements with certain officers and a consultant (see Note 12) which provide for, among other things, certain performance-based stock grants. Due to the indeterminate number of shares to be issued under these agreements, Markland accounts for these stock compensation plans under variable accounting. Accordingly, for the year ended June 30, 2004, Markland recognized unearned compensation, additional paid in capital and stock compensation expense of $11,035,110, $15,414,419 and $4,379,309, respectively. For the year ended June 30, 2003, the Company recognized unearned compensation, additional paid in capital and stock compensation expense of $3,781,000, $5,518,000 and $1,737,000, respectively. In connection with these agreements, Markland issued 5,830,713 and 155,754 shares of common stock during the years ended June 30, 2004 and 2003, respectively.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


During December 2002 and amended on January 18, 2003, the Company entered into a consulting agreement for six months with an option to renew for an additional six months for services relating to corporate communications. The agreement provides for monthly fees of $7,000, plus expenses, and 333 shares of the Company's common stock. For the year ended June 30, 2003, the Company issued this consultant 2,333 shares of restricted common stock total and has charged approximately $30,000 to operations related to these stock issuances.

Markland has established the following reserves for the future issuance of common stock as follows:

             Reserve for the exercise of warrants                    14,703,549
             Reserve for exercise of stock options                   10,496,915
             Reserve for conversion of Series A Preferred Stock          10,000
             Reserve for conversion of Series D Preferred Stock      37,734,756
                                                                   -------------
                     Total reserves                                  62,945,220
                                                                   =============

The Company is also obligated to issue certain shares under employment and consulting agreements (see Note 12),

9.       OPTIONS AND WARRANTS

In conjunction with the Company's acquisition of EOIR (see Note 3), the Company adopted the 2004 Stock Incentive Plan ("the Plan"). The Plan authorizes the Company to issue up to 25,000,000 of common shares in the form of options, stock awards, performance share awards or stock appreciation rights.

On June 29, 2004, the Company issued options to eleven former minority owners of EOIR who have continued employment with the Company. These options have a ten year term and vest ratably over a five year period. Ten of these employees received options to purchase 9,345,737 shares of common stock at a price of $.3775. On the date of grant, the intrinsic value of these options, $3,528,016, was recorded as unearned stock-based compensation and additional paid in capital. This intrinsic value will be amortized to stock compensation over the five year vesting period.

One employee received five options, each of which allows for the purchase of a number of shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of the stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of the stock on the vesting date. The intrinsic value of these options based on the fair value of the stock on June 30, 2004 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of September 30, 2004, the maximum number of shares issuable under these options is 1,210,213.

Markland has also agreed to grant options to purchase an additional 5,000,000 shares of common stock to employees of EOIR in the future. Markland expects that these options will vest over five years after the date of grant and will have an exercise price equal to the fair market value of the common stock on the date of grant.

No options were vested at June 30, 2004.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


SFAS No. 123 requires the measurement of the fair value of stock options, to be included in the statement of loss or disclosed in the notes to financial statements (see Note 2). The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS Nos. 123 and 148 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and weighted average information for the year ended June 30, 2004 is as follows:

          Risk-free interest rate                           3.05%
          Expected dividend yield                           -
          Expected lives                                    3 years
          Expected volatility                               149.4%
          Weighted average fair value per share
            of options granted                              $0.71

In connection with private placements of common stock in April and May 2004, the Company issued warrants to purchase a total of 14,703,549 shares of common stock at exercise prices between $1.00 and $1.50. Included in these are warrants to purchase 13,765,416 shares of common stock issued to investors in the private placement. The value of these warrants was recorded as additional paid in capital. The Company has estimated the fair value of these warrants on the grant date as $19,391,359. The remaining warrants to purchase a total of 938,133 shares of common stock were issued as finders' fees. Since these warrants are considered stock issuance costs, there is no net impact on equity. The Company has estimated the fair value of these warrants on the grant date as $1,116,945.

At June 30, 2004, the Company had the following outstanding warrants:

                                                 Number of
                                                   Shares                Exercise               Date of
                                                 Exercisable              Price                Expiration
                                              ----------------      -----------------      ------------------
Issued in conjunction with April 2,
  2004 private placement                          3,333,333               $1.25               April 2, 2007
                                                    333,333               $1.40               April 2, 2007
Issued in conjunction with April 16,
  2004 private placement                          3,333,333               $1.50               April 16, 2007
                                                     25,000               $2.00               April 16, 2007
                                                     50,000               $1.00               April 21, 2004
Issued in conjunction with May 3,
  2004 private placement                          7,098,750               $1.50               May 3, 2007
                                                    529,800               $1.50               May 3, 2007
                                              ----------------

                    Total                        14,703,549
                                              ================


Weighted average exercise price                                           $1.44
                                                                    ================
Weighted average remaining life                                                               2.81 years
                                                                                            ================

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


10.      NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                                Shares Potentially
                                                                                     Issuable
                                                                                ------------------
Series A Redeemable Convertible Preferred Stock                                          10,000
Series D Convertible Preferred Stock (convertible at 80% of market value)            34,734,756
Stock options                                                                        10,496,915
Warrants                                                                             14,703,549
                                                                                   -------------
         Total as of June 30, 2004                                                   59,945,220
                                                                                   =============

Subsequent to year end, Markland issued more than 20,000,000 shares of common stock in conjunction with conversions of Series D Convertible Preferred Stock, employment and consulting agreements and financings (see Note 16).

11.      DISCONTINUED OPERATIONS

The Company has treated the disposition of CWTel in March 2002 and Vidikron in May 2002 as discontinued operations. The following information summarizes the operating results of the discontinued operations included in the consolidated financial statements:

                                                                 Year Ended         Year Ended
                                                                June 30, 2004      June 30, 2003
                                                                -------------      -------------
                 Revenues                                       $         --       $         --
                                                                =============      =============
                 Income from operations                         $         --       $    998,713
                                                                =============      =============
                 Income from discontinued operations            $         --       $    998,713
                                                                =============      =============

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

During the year ended June 30, 2003, the Company converted a $300,000 promissory note related to the discontinued operations into 30,000 shares of Series A redeemable convertible preferred stock (see Note 8).

As of June 30, 2004 and 2003, there were no assets or liabilities remaining from discontinued operations.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


12.      COMMITMENTS AND CONTINGENCIES

Compensation Agreements
-----------------------

Effective January 2003, Markland entered into a one-year compensation agreement with the former chief executive officer and three three-year agreements with an officer, the president and chief financial officer, and two consultants to Markland, Robert Tarini and Verdi Consulting, which provided for aggregate remuneration of $47,500 per month. During the year ended June 30, 2004, Markland accrued $600,000 of bonus compensation under these agreements.

One of these agreements provided for the issuance of 1.67% of Markland's outstanding common stock in three installments, 50% of the shares were issued on or about March 21, 2003, 25% of the shares on or about July 1, 2003 and 25% of the shares on or about October 1, 2003. A final issuance occurred as of December 31, 2003, so that the total amount of shares issued up to December 31, 2003 will equal 1.67% of the outstanding common stock as of December 31, 2003.

In addition, these three agreements, provide in total for the issuance of 5.01% of the Company's outstanding common stock in four installments on a fully diluted basis based upon certain performance criteria being met. Upon contract signing, the Company issued a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares; on or about July 1, 2003, Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares if the Second Quarter gross revenue target has been met; and on or about October 1, 2003 Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.67% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares, minus the aggregate number of Shares issued to these parties in the first two installments if the Third Quarter gross revenue target has been met. If necessary, an additional issuance will occur in January 2004, so that the total amount of shares issued will equal 5.01% of the outstanding common stock calculated on a fully-diluted basis assuming the conversion of all convertible securities as of December 31, 2003.

All of the shares issuable under these four agreements were earned as of January 1, 2004. Accordingly, a total of 1,410,719 shares were issued, of which 119,360 were issued during the year ended June 30, 2003 and 1,291,359 were issued during the year ended June 30, 2004.

On May 12, 2004, Markland entered into five-year compensation agreements with two executives, the chairman and chief executive officer and the president and chief financial officer, and a consultant, Verdi Consulting. These agreements, which are effective on January 1, 2004, provide for the following remuneration:

         Base annual remuneration of $300,000 each (an aggregate of $900,000) payable over the five-year period ending January 2, 2009;

         Discretionary bonuses over the term of the agreement of up to 300% of the base remuneration; and

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


         Conditional stock grants over the period commencing April 1, 2004 through January 2, 2008, based on defined performance criteria. The stock grants, if all earned, entitle each of the three parties to receive up to 7.5% of Markland's common stock on a fully diluted basis. These grants are earned according to the following schedule:

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

       In the event of a change in control of Markland during the period covered by the agreement, each executive/consultant will automatically be granted all remaining stock grants and will be due cash and expense compensation for the shorter of (i) three years from the date of the change in control, or (ii) until the end of the term of the agreement. A change in control is defined by the agreements as a change in the majority ownership of the equity of Markland, or the resignation or termination of the majority of the board of directors within a two month period, or the replacement of the CEO or the President of Markland.

In June 2004, these agreements were modified to remove the anti-dultion provision. During the year ended June 30, 2004, a total of 4,575,744 shares of common stock were issued under these new agreements.

In connection with the STR acquisition, Markland entered into a one year consulting agreement, as amended on March 17, 2004, with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, Markland shall pay to Consultant the sum of $285,000 (the "fee"). The fee shall be payable as follows: $25,000 is payable on July 15, 2004, a second payment in the amount of $35,000, is payable on August 15, 2004, a third payment in the amount of $60,000 is payable on September 15, 2004, a fourth payment in the amount of $60,000 is payable on October 15, 2004, a fifth payment in the amount of $60,000 is payable on November 15, 2004 and the sixth and final payment in the amount of $45,000 is payable on December 15, 2004. For the year ended June 30, 2004, Markland charged to operations $225,000 related to this agreement. At June 30, 2004, there is $225,000 included in Accrued Expenses related to this agreement.

Facility Rental
---------------

STR leases its location in Fredericksburg, VA, on a month-to-month basis without a formal agreement. Rent expense relating to this location for year ended June 30, 2004 was $70,066.

We have a three year lease for our executive offices of approximately 1,000 square feet located in Ridgefield, Connecticut and a month-to-month lease for a manufacturing facility of approximately 5,000 square feet located in Fredericksburg, Virginia. We also have an administrative office in Providence, RI which is utilized under a monthly sublease comprising approximately 4,000 square feet.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


EOIR, our wholly owned subsidiary, holds a four-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease, which has an option to renew for an additional three-year term, expires on September 30, 2005. EOIR also leases approximately 5,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. This lease is currently on a month-to-month basis.

We also have several offices located in Fredericksburg, VA. One office with approximately 4,722 sq ft., with a 1 year lease, one with 1,200 sq ft. with a 5 year lease, one with 10,000 sq ft., with a 5 year lease, and one with 4,200 sq ft., with a five year lease. Monthly lease amounts for these facilities total approximately $31,000.

Income Taxes
------------

The Company is currently delinquent on its corporate federal and state income tax filings. The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the years ended June 30, 2004 and 2003.

Government Contracts
--------------------

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency. The Company has limited experience with these audits.

13.      INCOME TAXES

There was no provision for federal or state income taxes for the fiscal year's ended June 30, 2004 and 2003, due to the Company's operating losses and a full valuation reserve.

The Company's deferred tax asset before valuation allowance is approximately $6,600,000 and consist primarily at June 30, 2004 of the net operating loss carry forwards. The change in the valuation allowance for the year ended June 30, 2004 was approximately $3,200,000. When filed, the Company's net operating loss carry forwards of approximately $19,000,000 will expire in varying amounts through 2024. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

14.      RELATED PARTY TRANSACTIONS

During January 2003, we completed our acquisition of Ergo Systems, Inc. from Ocean Data Equipment Corporation, now called Syqwest, Inc. Robert Tarini, our chief executive officer, is also the chief executive officer of Syqwest, Inc. Ergo's main asset is an annually renewable U.S. Government General Services Administration contract to provide logistic support and product development for five U.S. ports of entry. In exchange for Ergo we agreed to pay Syqwest $400,000 in cash, due in installments that are triggered with the completion of research milestones. Syquest also performs software and engineering services related to our border security business. During the year ended June 30, 2004, $1,244,327 was paid to Syquest for these services and there was a payable due to Syquest of $40,607 at the year end.

On July 24, 2003, we entered into an agreement with Syqwest, Inc., in which we issued 750,000 shares of our common stock in exchange for the forgiveness of $450,000 for unpaid services performed by Syqwest in connection with research conducted in relation to our vehicle stopping technology. We have the right at any time by written notice to repurchase these shares from Syqwest at a price equal to $.60 per share.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


In September 30, 2003 we acquired one hundred percent (100%) of the outstanding stock of Science and Technology Research, Inc., which produces our U.S. Navy shipboard automatic chemical agent detection and alarm system product. We paid the stockholder of Science and Technology Research a total of $6,475,000 consisting of $900,000 in cash, common stock valued at $5,100,000, a promissory note of $375,000, and acquisition costs of $100,000. To finance this acquisition we executed a two year, twelve percent (12%), secured Promissory Note with Bay View Capital, LLC for $1,400,000. Bay View Capital, LLC is controlled by Robert Tarini, our chief executive officer, and Chad Verdi, a consultant to Markland. The outstanding balance and accrued interest of this note were repaid in full on April, 2004.

ipPartners and Asset Growth Company are consulting firms owned by Robert Tarini and Ken Ducey Jr., our president, respectively. Payments to these companies during the year ended June 30, 2004 amounted to $17,500 and $170,000 and were in accordance with their respective consulting contracts with the Company.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

15.      LITIGATION

On June 28, 2004, Charles Wainer filed a civil suit against the Company in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, answered the complaint and denied any liability.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


16.      SUBSEQUENT EVENTS

Litigation
----------

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against the Company, EOIR, our wholly owned subsidiary, and our Chief Executive Officer and Director, Robert Tarini. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by the Company, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by the Company. In his complaint Mr. Moulton asserts, among other things, that the Company breached its obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which the Company acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors. Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking certain other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that the Company's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. The Company is a guarantor of these notes. The Company believes that the allegations in this lawsuit are entirely without merit and expects to file an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

During the period ending June 30, 2004, and October 12, 2004, various holders of the Company's Series D Convertible Preferred converted their shares into shares of common stock. The total shares issued under such conversions is approximately 14,568,926.

Based on employment agreements, on July 1, and October 1, 2004, executives and consultants of the company were issued 6,637,145 shares of common stock.

The company issued 160,000 shares to other consultants under existing contacts which represented the final issuance under their contract.

Based on an employment agreement, the company issued 30,000 shares to an employee on August 26th.

Based on a consulting agreement, on September 9, 2004, 248,418 shares were issued to a consultant as part of their agreement to help the company with Mergers and Acquisitions.

Based on a release of rights with regard to adjustments on future financings, on September 22, 2004, 833,333 shares were issued to investors that participated in the company's earlier financing.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003


Convertible Note and Warrant Purchase Agreement
-----------------------------------------------

On September 21, 2004, Markland Technologies, Inc. (the "Company" or "we") entered into a Purchase Agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. (together the "Investors") pursuant to which we sold warrants to purchase shares of common stock (the "Warrants") and secured convertible promissory notes (the "Convertibles Notes") for the aggregate consideration of $4,000,000. The Convertible Notes are initially convertible into $5,200,000 of common stock at a price of $0.80 per share, subject to certain adjustments as defined in the agreement.

The Purchase Agreement contains standard representations, covenants and events of default. Occurrence of an event of default allows the Investors to accelerate the payment of the Convertible Notes and/or exercise other legal remedies, including foreclosing on collateral.

The Warrants entitle the Investors to purchase an aggregate of 5,200,000 shares of our common stock, at any time and from time to time, through September 21, 2009. The Convertible Notes are in the aggregate principal amount of five million two hundred thousand dollars ($5,200,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the Convertible Notes. Under the terms of the Convertible Notes, we are required to pay $4,000,000 of the outstanding principal and interest by March 15, 2005, and the remaining outstanding balance by September 21, 2005. At anytime, and at the option of the Investors, the outstanding principal and accrued interest of the Convertible Notes may be converted into shares of our common stock.

We have granted a security interest in and a lien on substantially all of our assets to the Investors pursuant to the terms of a Security Agreement, dated September 21, 2004.

As part of this financing, James LLC, the largest holder of our Series D Preferred Stock, agreed not to sell any of its holdings of Series D Preferred Stock until the earlier to occur of: (1) notice from the us and the investors that the transactions contemplated had been completed had been terminated, or
(2) March 15, 2005. However, pursuant to the terms of the lock-up agreement, James, LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with Rule 144 of the Securities Act of 1933, as amended. In exchange, Markland agreed that under certain conditions, if they did not redeem the Series D stock by January 15, 2005, they would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $.80 per share.

Subject to conditions set forth in the agreement, the Company may require the Investor to purchase $1,000,000 of Additional Notes on the Additional Closing Date. The Company shall indicate its intent to sell the Additional Notes by delivery to the Investor of a written notice which may be delivered between March 15, 2005 and March 30, 2005, provided, that the Company may only deliver such written notice if, on the date of such delivery and on the closing date of such transaction, it is in compliance in all material respects with the terms and conditions of the Transaction Documents, no Event of Default shall exist under the Initial Notes, there is an effective Registration Statement covering the Underlying Shares and the Warrant Shares and the Company's Common Stock shall be have a closing sales price on its Trading Market of at least $0.40 per share for the ten (10) consecutive Trading Days immediately preceding the delivery of the written notice. Notwithstanding the foregoing, with the consent of the Investor, the Company may extend the period by which it may offer the Additional Notes to the Investor. The Company may only exercise the right to elect to require the purchase of Additional Notes on a single occasion, and there may not be more than a single Additional Closing. If the Company shall have timely delivered such notice, then subject to the satisfaction of the conditions set forth in the agreement, on the Additional Closing Date, the Company shall issue to the Investor the Additional Notes and Second Warrants for an aggregate purchase price equal to one million dollars ($1,000,000). At the Additional Closing, the Company will deliver to the Purchaser: (1) the Additional Notes, in exactly the same form as the Initial Notes, except that the maturity date shall be one year from the Additional Closing Date, registered in the name of the Investor, in the aggregate principal amount of $1,300,000 (as indicated in the Company's notice to elect the sale and issuance of the Additional Notes), (2) the Second Warrants (equal to 100% of the number of shares into which the Additional Notes may be converted) and (3) a bring-down of the legal opinion of Company Counsel delivered on the Closing Date, addressed to the Investor.

Subsequent stock issuances
--------------------------

During the period ending June 30, 2004, and October 12, 2004, various holders of the Company's Series D Convertible Preferred converted their shares into shares of common stock. The total shares issued under such conversions is approximately 14,568,926. Based on employment agreements, on July 1, and October 1, 2004, executives and consultants of the company were issued 6,637,145 shares of common stock.

The company issued 160,000 shares to other consultants under existing contacts which represented the final issuance under their contract. Based on an employment agreement, the company issued 30,000 shares to an employee on August 26th. Based on a consulting agreement, on September 9, 2004, 248,418 shares were issued to a consultant as part of their agreement to help the company with Mergers and Acquisitions.

Based on a release of rights with regard to adjustments on future financings, on September 22, 2004, 833,333 shares were issued to investors that participated in the company's earlier financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 7, 2004, our Board of Directors determined not to retain Marcum & Kliegman LLP as our independent registered public accounting firm, as reported in our current report on Form 8-K filed on July 13, 2004 (File # 000-28863), as amended from time to time. The audit report of Marcum & Kliegman LLP on our consolidated financial statements for fiscal year ended June 30, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the report included an explanatory paragraph wherein Marcum & Kliegman LLP expressed substantial doubt about our ability to continue as a going concern.

         In connection with the audits of the year ended June 30, 2003 and during the subsequent interim period through July 7, 2004, we did not have any disagreement with Marcum & Kliegman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Marcum & Kliegman LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements.

         On July 7, 2004, we engaged Wolf & Company, P.C., an independent registered public accounting firm. During the years ended June 30, 2002 and 2003 and the subsequent interim period through July 7, 2004, we did not consult with Wolf & Company, P.C. regarding either the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our consolidated financial statements, or any matter that was the subject of a disagreement or reportable event with Marcum & Kliegman LLP.

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Prior to the acquisition of EOIR, the limited size of our internal financial and controls staff did not permit a significant amount of time or expense on monitoring and oversight of our general administrative and financial functions. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters prior to the acquisition of EOIR the Company: (i) had a less then desirable number of people performing a majority of the financial duties, (ii) lacked the desired internal financial and controls staff resources for a comprehensive internal audit function, and (iii) and in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, which include additional administrative personnel acquired with EOIR, and the recent addition of an outside consultant, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There is no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Each director serves as director until his successor is duly elected and qualified. Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships between our executive officers and directors. Our executive officers and directors are as follows:

--------------------- ------ ------------------------------------- -------------
NAME                   AGE                  POSITION                 YEAR BEGAN
--------------------- ------ ------------------------------------- -------------
Robert Tarini           45   Chief Executive Officer, Chairman         2002
                             of the Board of Directors
--------------------- ------ ------------------------------------- -------------
Kenneth Ducey, Jr.      39   President, Chief Financial Officer        2002
                             and Director
--------------------- ------ ------------------------------------- -------------
Gregory A. Williams     41   Director                                  2004
--------------------- ------ ------------------------------------- -------------
Joseph P. Mackin        54   Director                                  2004
--------------------- ------ ------------------------------------- -------------

         Each director serves for a term beginning on the date they are first elected or appointed and continuing until the next succeeding annual meeting of stockholders.

         ROBERT TARINI has served as our chief executive officer since November 14, 2003 and as our chairman of the board of directors since December 9, 2002. In April 2003, Mr. Tarini founded Syqwest Inc., a firm which specializes in the design and manufacture of acoustic remote sensing devices utilized in marine and land based applications. In April 2001, Mr. Tarini founded Trylon Metrics Corp., a developer of acoustic remote sensing technology, and acted as President of Trylon from April 2001 to present. In May 2001, Mr. Tarini founded ipPartners Inc. and has served as its President to present. ipPartners Inc. specializes in the development of acoustic remote sensing devices. Since 1999, Mr. Tarini has served as the chief executive officer of Ocean Data Equipment Corporation, where he oversaw the design and development of a complete line of scientific instruments targeted for geophysical and hydrographic research, and developed a remote sensing technique, which is currently being applied to detecting illicit materials. From June 1982 to July 1990, Mr. Tarini worked at Raytheon, where he designed active sonar and sonar trainers for US and foreign customers which were installed onto every 688 class attack submarine and every SQQ-89 surface ship combat system, in total, over 100 seafaring vessels.

         KENNETH P. DUCEY, JR. has served as our president, chief financial officer and member of our board of directors since December 2002. From 1998 to 2002, Mr. Ducey led three small technology companies while working at the venture capital firm, Spencer Trask. Mr. Ducey was responsible for developing new business, typically in segments in which the company was not yet practicing. In 1988, Mr. Ducey launched Palmtop Utilities, a consulting company that developed the first link between the Sharp Wizard and ACT! contact management software. Mr. Ducey led Palmtop Utilities to become the largest dealer of Sharp Wizards, and secured licensing arrangements with Sharp, Contact Software International, and Microsoft. After successfully selling the assets of Palmtop Utilities in 1992, Mr. Ducey helped to develop The Outsourcing Institute, where he developed and sold multi-million dollar contracts to MCI and PricewaterhouseCoopers. From 1985 to 1986, Mr. Ducey was a trader at Salomon Brothers where he was responsible for actively traded technology companies listed on the NASDAQ National Market. Mr. Ducey was nationally recognized in September 2000 by Business Week as a leading expert in outsourcing.

         GREGORY A. WILLIAMS has been a member of our board of directors since July 13, 2004. Mr. Williams has been with EOIR for 11 years and is currently a Vice President of the Sensor Science and Remote Sensing Directorate of EOIR. Mr. Williams is responsible for contract capture and management for a variety of Defense, Intelligence and Homeland Security customers and programs. Mr. Williams is actively involved in government programs including the National Geospatial Intelligence Agency, the National Ground Intelligence Center, the Office of Naval Intelligence, the Intelligence and Security Command, the Night Vision Electronics Sensor Directorate and the Army Research Lab. Prior to joining EOIR, Mr. Williams was a CPA with a public accounting firm where he specialized in audits and tax issues for small- to mid-cap companies. Mr. Williams holds a BS in Psychology and an MS in Accounting from James Madison University. He is also a graduate of the U.S. Army Engineer School and served as an Engineering Reserve officer in the United States Army.

         DR. JOSEPH P. MACKIN has been a member of our board of directors since July 13, 2004. Dr. Mackin has been with EOIR for 4 years and is currently an Executive Vice President and Chief Scientist for EOIR. Dr. Mackin is responsible for strategic technology development and Homeland Security initiatives as well as a key participant in corporate day-to-day operations at EOIR. He has served on numerous government panels and committees, and was most recently appointed as the Lead Sensor Scientist on the prestigious National Academy of Science study called "ARMY S&T FOR HOMELAND DEFENSE" published in June 2003. Prior to joining EOIR, Dr. Mackin was an Assistant Sensor Systems Group Leader at MIT Lincoln Laboratories where, among other things, he served as the system integration lead for the Smart Sensor Web program. Dr. Mackin holds a PhD in Physics from the Massachusetts Institute of Technology and a BS in Engineering from the United States Military Academy at West Point. He is retired as an officer in the United States Army.

         WE DO NOT HAVE AN AUDIT COMMITTEE

         We are not a "listed issuer" within the meaning of Rule 10A-3 under the Exchange Act of 1934, as amended. As a result, we are not required to have an audit committee. However, our board of directors may consider appointing such a committee in the future.

         WE DO NOT HAVE AN AUDIT COMMITTEE FINANCIAL EXPERT

         The Securities and Exchange Commission ("SEC") has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to audit committees of listed companies. One of the rules adopted by the SEC requires a company to disclose whether it has an "Audit Committee Financial Expert" serving on its audit committee.

         We are not required to have an audit committee. As a result, we do not have an Audit Committee Financial Expert, as defined by Item 401(e)(2) of Regulation S-B, serving as a director of the Company.

         THERE HAVE BEEN NO CHANGES TO THE PROCEDURES FOR SECURITY HOLDERS NOMINATIONS TO THE BOARD OF DIRECTORS

         We do not have in place a process by which our stockholders may recommend nominees to our board of directors. However, our board would consider any candidate proposed by a stockholder in accordance with the by-laws, certificate of incorporation and the laws of the State of Florida.

         We do not pay fees to any third party to assist in the process of identifying or evaluating director candidates.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our officers and directors, and holders of more than 10% of the our common stock (collectively, the "Reporting Persons") must file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.

         Based solely on a review of the Forms 3, 4 and 5, and amendment thereto and written representations provided to us, we believe that during the fiscal year ended June 30, 2004, the following Reporting Persons either filed or will file late reports:

     o Robert Tarini, our Chief Executive Officer and Director included two transactions in his Form 5 filed on August 16, 2004, that we believe should have been reported earlier on Form 4. All transactions have been included in this report and we are not aware of any outstanding report required to be filed by Mr. Tarini.

     o Kenneth P. Ducey, Jr., our Chief Financial Officer and Director included two transactions in his Form 5 filed on August 16, 2004, that we believe should have been reported earlier on Form 4. All transactions have been included in this report and the Company is not aware of any outstanding report required to be filed by Mr. Ducey.

     o An initial report under Section 16(a) of the Securities Exchange Act of 1934 was not timely filed by Joseph P. Mackin. This delayed report did not involve any transaction in our common stock but rather was related to his election as a director. The Company is not aware of any outstanding report required to be filed by Mr. Mackin.

     o An initial report under Section 16(a) of the Securities Exchange Act of 1934 has not been filed by Gregory A. Williams. This delayed report does not involve any transaction in the Company's common stock but rather is related to his election as a director.

         CODE OF ETHICS

         Our board of directors has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions.

         In the near future, our board of directors expects to (i) assess ethics and compliance risks within the organization, and (ii) evaluate our corporate cultural, our internal reporting mechanisms in light of Sarbanes-Oxley, and the time and financial resources necessary to put in place an ethics compliance program.

         If we decide to adopt a code of ethics, we intend to satisfy the disclosure obligations set for in SEC Release No.33-8180 and in the Form 8-K.

ITEM 10. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTOR COMPENSATION

         We do not, as a standard practice, compensate our directors for their service. However, all of our current directors also serve us as either officers or consultants, and we compensate them for their service in such capacities.

EXECUTIVE OFFICER COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table provides summary information concerning the compensation earned by our chief executive officer and our other executive officers for services rendered for the fiscal years ended June 30, 2002, June 30, 2003 and June 30, 2004. Delmar Kintner served as our Chief Executive Officer until November 2003.

                                                                                    LONG-TERM
                                                       ANNUAL COMPENSATION         COMPENSATION
                                                       -------------------         ------------
                                                                                    SECURITIES
                                                                                    UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)      BONUS ($)      OPTIONS (#)
----------------------------------------    ----    -----------    ---------------  -----------
Robert Tarini.............................  2004     $  210,000    $ 3,183,130 (2)
    Chief Executive Officer and Chairman    2003     $  120,000    $    76,667
    of the Board of Directors (1)           2002

Kenneth P. Ducey, Jr. ....................  2004     $  240,000    $ 3,163,130 (2)
    President and Chief Financial Officer   2003     $  180,000    $    76,667
                                            2002

Joseph P. Mackin (3) .....................  2004     $  190,000                      1,250,286
    Executive Vice President, EOIR          2003
                                            2002

Gregory A. Williams (3) ..................  2004     $  135,000                      1,250,286
    Vice President, EOIR                    2003
                                            2002

Delmar R. Kintner.........................  2004     $  120,000    $  254,849
    Chief Executive Officer                 2003     $  120,000    $  128,051
                                            2002

------------------
(1) Mr. Tarini assumed the rule of Chief Executive Officer upon Mr. Kintner's resignation in November 2003.
(2) Includes 1,930,161 unregistered shares of common stock valued at $3,033,130 based on the closing market price as of the date of grant.
(3) Messrs. Williams and Mackin serve as Vice President and Executive Vice President, respectively, of EOIR, our wholly owned subsidiary. In their capacities as members of our Board of Directors, they have the ability to influence our policy.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                        NUMBER OF SECURITIES      PERCENT OF TOTAL
                             UNDERLYING         OPTIONS/SARS GRANTED
                        OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
NAME                             (#)                FISCAL YEAR            PRICE ($/SH)       EXPIRATION DATE
---------------------   --------------------    --------------------     ----------------     ---------------
Robert Tarini

Kenneth P. Ducey, Jr.

Gregory A. Williams          1,250,286                13.0% (1)             $ 0.3775           June 29, 2014

Joseph P. Mackin             1,250,286                13.0% (1)             $ 0.3775           June 29, 2014

Delmar R. Kintner


                                                      44

(1) Under our 2004 Stock Incentive Plan, we granted an employee options to purchase a number of shares to be determined by dividing a stated value by the fair market value per share at the time of exercise. Solely for the purposes of determining these percentages, we have assumed that the number of shares for which such options are exercisable is equal to the number of shares which would have been issued were the options exercised in full on June 30, 2004.

EMPLOYMENT AGREEMENTS

         ROBERT TARINI AND KENNETH DUCEY, JR. On May 12, 2004, the Company entered into five-year compensation agreements with Robert Tarini, our Chairman and Chief Executive Officer, Kenneth Ducey, Jr., our President and Chief Financial Officer, and Asset Growth Company. Asset Growth Company is wholly owned by Kenneth Ducey, Jr., and the following compensation terms of our agreements with Asset Growth Company and Kenneth Ducey, Jr., are provided on an aggregated basis. These agreements, as amended on June 16, 2004, provide for the following remuneration to each of Robert Tarini and Kenneth Ducey, Jr. (including Asset Growth Company):

     o Base annual remuneration of $300,000 payable over the five-year period ending January 2, 2009;

     o Discretionary bonuses over the term of the agreement of up to 300% of the base remuneration;

     o Conditional stock grants over the period commencing April 1, 2004 through January 2, 2008, based on defined performance criteria. The stock grants, if all earned, entitle each of Messrs. Tarini and Ducey (including Asset Growth Company) to receive up to 7.5% of the Company's common stock on a fully diluted basis. These grants are earned according to the following schedule:

                               STOCK PERCENTAGE             GRANT DATE
                               ----------------           ---------------
               Grant 1               2.5%                 May 12, 2004
               Grant 2               1.0%                 July 1, 2004
               Grant 3               1.0%                 October 1, 2004
               Grant 4               1.0%                 January 2, 2005
               Grant 5               1.0%                 January 2, 2006
               Grant 6               0.5%                 January 2, 2007
               Grant 7               0.5%                 January 2, 2008

         The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date;

     o In the event of a change in control of the Company during the period covered by the agreement, each executive/consultant will automatically be granted all remaining stock grants and will be due cash and expense compensation for the shorter of (i) three years from the date of the change in control, or (ii) until the end of the term of the agreement. A change in control is defined by the agreements as a change in the majority ownership of the equity of the company, the resignation or termination of the majority of the board of directors within a two month period, or the replacement of the CEO or the President of the Company; and

     o Expense allowance for all reasonable and necessary expenses of $5,000 per month.

         The new agreements supersede our prior employment or consulting arrangements with Messrs. Tarini and Ducey, the terms of which are summarized below:

         Pursuant to our consulting agreement with Mr. Tarini, he served as our chairman and chief executive officer for an initial term of three years at a base consulting fee of $10,000 per month. We also agreed to reimburse Mr. Tarini for all reasonable and necessary out-of-pocket expenses related to the performance of his duties under this agreement. We issued 430,474 shares of our common stock in connection with the execution of the agreement and satisfaction of stated performance criteria. Mr. Tarini was eligible to receive a performance-based bonus of up to four times his annual base salary upon the conclusion of the term of the agreement. He was also eligible to participate in any bonus or incentive compensation program established by our board of directors.

         In the event that we terminated Mr. Tarini's engagement without cause, or he terminated his engagement for "good reason" (defined in the agreement as, among other things, the assignment of duties inconsistent with Mr. Tarini's position or any material breach by us of the consulting agreement), we would have been obligated to continue payments until the earlier of (a) three months from the date of termination or (b) the date on which Mr. Tarini obtained a full-time engagement elsewhere. This agreement also subjected Mr. Tarini's to certain restrictive covenants, including an obligation to maintain confidential information.

         Under our employment agreement with Mr. Ducey, he served as our president and chief financial officer for an initial term of three years at an annual base salary of $185,000. The agreement also provided for up to $1,200 a month for his expenses, including his automobile, health insurance and reasonable expenses associated with setting up and maintaining a home office. The remaining terms of his agreement, including provisions for grants of common stock, bonuses and severance pay, were substantially the same as those of Mr. Tarini's agreement.

         DELMAR R. KINTNER. We entered into an employment agreement with Mr. Kintner in January 2003 whereby he would serve as our chief executive officer for an initial term of one year at an annual base salary of $150,000. The agreement provided for a grant of up to 2.27% of our common stock on a fully-diluted basis provided certain performance criteria were met. It also provided for up to $1,200 a month for his expenses, including his automobile, health insurance and reasonable expenses associated with setting up and maintaining a home office. This agreement was terminated in November 2003. Prior to termination, Mr. Kintner was granted 119,303 shares of our common stock, with a fair market value of $343,097 as of the date of grant. We are not required under the agreement with Mr. Kintner to provide for any further compensation, including any additional grants of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on October 8, 2004, there were issued and outstanding 51,563,858 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of October 8, 2004 by:

         o each person known by us to be the beneficial owner of more than five percent of our common stock;

         o        each of our directors;

         o each executive officer named in the summary compensation table (including three former executive officers); and

         o all of our current directors and executive officers as a group.

         The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares included in the "Right to Acquire" column consist of shares that may be purchased through the exercise of options that vest within 60 days of October 8, 2004.

                                                                       SHARES BENEFICIALLY OWNED
                                                       ------------------------------------------------------------
                                                                         RIGHT TO
NAME AND ADDRESS OF BENEFICIAL OWNER                   OUTSTANDING       ACQUIRE           TOTAL           PERCENT
--------------------------------------------------     -----------     ------------     ------------      ---------
James LLC ........................................      1,939,383       3,573,835         5,513,218         9.999%
c/o Southridge Capital Mgmt
90 Grove Street, Suite 206
Ridgefield, Connecticut 06877

Robert Tarini(1)..................................      4,803,952               0         4,803,952         9.316%
54 Danbury Road #207
Ridgefield, Connecticut 06877

Kenneth P. Ducey, Jr.(2)..........................      4,118,105               0         4,118,105         7.986%
54 Danbury Road #207
Ridgefield, Connecticut 06877

Gregory A. Williams...............................              0               0                 0         *
5 English Hills Drive
Fredricksburg, Virginia 22406

Joseph P. Mackin..................................              0               0                 0         *
15 Maypole Road
Quincy, Massachusetts 02169

Delmar Kintner (3) ...............................        122,116               0           122,116         *
3153 Skyline Drive
Oceanside, California 92056

All directors and executive officers as a group
  (4 persons).....................................      8,922,057               0         8,922,057        17.302%

----------------------
* Represents beneficial ownership of less than 1.0%.

(1) Mr. Tarini is the beneficial owner of 499,849 shares of common stock issued to ipPartners and 136,000 shares of common stock issued to Syqwest, Inc.

(2) Mr. Ducey is the beneficial owner of 2,879,485 shares of common stock issued to Asset Growth Company.
(3)      Mr. Kintner resigned from our company in November 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 9, 2002, our subsidiary, Security Technology, Inc., acquired intellectual property rights and assets relating the Acoustic Core(TM) technology for detecting illicit material from Crypto.com, Inc., a subsidiary of Eurotech, Ltd. pursuant to the Exchange Agreement dated December 9, 2002. In exchange for the purchased technology, we agreed to issue for 4,498,638 shares of our common stock to Eurotech, Ltd. and ipPartners, Inc. Of the shares issued, 3,998,789 were transferred to Eurotech as payment for causing Crypto.com to deliver to us the purchased technology, and 499,849 were transferred to ipPartners in exchange for their forgiveness and discharge of certain obligations owed to them by Crypto in connection to the property transferred.

         ipPartners, Inc. is controlled by Robert Tarini. Our chief executive officer, however, at the time of this transaction, Mr. Tarini was an unrelated third party. After the transaction, Eurotech, Ltd. owned eighty percent (80%) of our outstanding common stock, making us their majority-owned subsidiary. In order to accomplish this transaction, Market LLC and James LLC, our controlling shareholders at the time, agreed to a recapitalization of the Company whereby Market LLC and James LLC collectively surrendered 4,498,638 shares of our common stock, and $5,225,000 of convertible promissory notes, in exchange for $5,225,000 in stated value Series C Cumulative Convertible Preferred Stock. During January 2003, we completed our acquisition of Ergo Systems, Inc. from Ocean Data Equipment Corporation, now called SyQwest, Inc. Robert Tarini, our chief executive officer, is also the chief executive officer of SyQwest, Inc. Ergo's main asset is an annually renewable U.S. Government General Services Administration contract to provide logistic support and product development for five U.S. ports of entry. In exchange for Ergo we agreed to pay SyQwest $400,000 in cash, due in installments that are triggered with the completion of research milestones. As of April 30, 2004, we have paid SyQwest $176,900 of which $126,900 is an advance representing partial payment for monies that will be due upon the completion of the first milestone.

         On March 27, 2003, we entered into an exchange agreement with Eurotech whereby Eurotech exchanged 1,666,666 shares of our common stock for 16,000 shares of our Series D Cumulative Convertible Preferred Stock. Our Series D Cumulative Convertible Preferred Stock has a stated value of $1,000 per share and has a beneficial conversion feature where each share is immediately convertible into common stock at a discount to market prices. During the past six months we have also issued shares of our Series D Cumulative Convertible Preferred Stock to James LLC. James LLC has invested a total of $3,832,000 in our Series D Cumulative Convertible Preferred Stock. As of September 24, 2004, the Series D Cumulative Convertible Preferred Stock held by James LLC was convertible into 4,287,964 shares of our common stock.

         On July 24, 2003, we entered into an agreement with SyQwest, Inc., in which we issued 750,000 shares of our common stock in exchange for the forgiveness of $450,000 for unpaid services performed by SyQwest in connection with research conducted in relation to our vehicle stopping technology. Robert Tarini, our chief executive officer, is also the chief executive officer of SyQwest. We have the right at any time by written notice to repurchase these shares from SyQwest at a price equal to $.60 per share.

         In September 30, 2003 we acquired one hundred percent (100%) of the outstanding stock of Science and Technology Research, Inc., which produces our U.S. Navy shipboard automatic chemical agent detection and alarm system product. We paid the stockholder of Science and Technology Research a total of $6,475,000 consisting of $900,000 in cash, common stock valued at $5,100,000, a promissory note of $375,000, and acquisition costs of $100,000. To finance this acquisition we executed a two year, twelve percent (12%), secured Promissory Note with Bay View Capital, LLC for $1,400,000. Bay View Capital, LLC is controlled by Robert Tarini, our chief executive officer, and Chad Verdi, whom we have engaged as a consultant. The outstanding balance and accrued interest of this note were repaid in full in April 2004.

         Also on May 12, 2004, the we entered into five-year employment agreements with our Chief Executive Officer and Chairman of our Board of Directors, Robert Tarini, and our Chief Financial Officer and Director, Kenneth
P. Ducey, Jr. The agreements provide for salary and bonus compensation, as well as performance based equity grants. The terms of the agreements are set forth in detail in this report in the section entitled Compensation of Directors and Executive Officers under heading "Employment Agreements." We have also executed amendments to these agreements with each of Mr. Tarini and Mr. Ducey which provided for a higher initial grant of shares in exchange for the omission of antidilution protection in the agreements, a concession granted prior to execution of the agreements.

         On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8 million in cash and $11 million in principal amount of five year notes issued to the former shareholders of EOIR, including two of our current directors, Gregory A. Williams and Joseph P. Mackin. Neither Mr. Williams nor Mr. Mackin had any affiliation with us prior to the transaction. In connection with their continued employment at EOIR, and as a condition of the acquisition, we granted each of Mr. Williams and Mr. Mackin options to purchase 1,250,286 shares of our common stock at an exercise price of $0.3775 per share. The options vest in five equal annual installments.

         Also in connection with this acquisition, we issued to James LLC 3,500 shares of Series D Preferred Stock in exchange for $2,000,000 cash. The Series D preferred stock is convertible at the option of the stockholder at any time. The number of shares of our common stock into which each share of Series D preferred is convertible is determined by dividing $1,000 by the discounted bid price. The "discounted" bid price is the average closing bid price of our common stock during the five business days immediately preceding the conversion date multiplied by the applicable discount factor, as set forth below.

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

--------------------
(1) After an adjustment for a 1-for-60 reverse stock split effective October 27, 2003.

         The Series D preferred stock can be converted only to the extent that the Series D stockholder will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock. For a complete description of the terms and conditions of the Series D Preferred Stock please refer to our annual report on Form 10-KSB for the fiscal year ended June 30, 2003.

         On September 21, 2004, we sold secured convertible promissory notes and common stock purchase warrants to two institutional investors. As a condition to this sale, the investors required our Chief Executive Officer, Robert Tarini, and our Chief Financial Officer, Kenneth Ducey, Jr., to enter into a lock-up agreement pursuant to which Mr. Tarini and Mr. Ducey agreed not to sell any shares of our common stock until 60 days after the effective date of a registration statement covering the resale of the underlying shares of common stock of those securities sold in the September 21, 2004 private placement. For more information on the September 21, 2004 private placement, please see footnote 8 to our financial statements.

         As part of our private placement of secured convertible promissory notes and common stock purchase warrants completed on September 21, 2004, James LLC, the largest holder of our Series D Preferred Stock, agreed not to sell any of its holdings of Series D Preferred Stock until the earlier to occur of: (1) notice from the us and the investors that the transactions contemplated had been completed had been terminated, or (2) March 15, 2004. However, pursuant to the terms of the lock-up agreement, James, LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with Rule 144 of the Securities Act of 1933, as amended. In exchange, we agreed that under certain conditions, if we did not redeem the Series D stock by January 15, 2004, we would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $.80 per share.

         The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

OTHER RELATIONSHIP AND TRANSACTIONS: TRANSACTIONS WITH VERDI CONSULTING

         The transactions described below are not related party transactions within the meaning of Item 404 of Regulation S-B.

         On May 12, 2004, the Company entered into a five-year consulting agreement with Verdi Consulting. Verdi Consulting has assisted us with a variety of tasks including strategic planning; identifying, structuring and closing on acquisitions; finding financing; investor relations; and general business advice. This agreement provides for the following remuneration:

         o Base annual remuneration of $300,000 payable over the five-year period ending January 2, 2009;

         o Discretionary bonuses over the term of the agreement of up to 300% of the base remuneration; and

         o Conditional stock grants over the period commencing April 1, 2004 through January 2, 2008, based on defined performance criteria.

         The stock grants, if all earned, entitle Verdi Consulting to receive up to 7.5% of the Company's common stock on a fully diluted basis. These grants are earned according to the following schedule:

                           STOCK PERCENTAGE             GRANT DATE
                           ----------------             ----------
            Grant 1             2.5%                    April 1, 2004
            Grant 2             1.0%                    July 1, 2004
            Grant 3             1.0%                    October 1, 2004
            Grant 4             1.0%                    January 2, 2005
            Grant 5             1.0%                    January 2, 2006
            Grant 6             0.5%                    January 2, 2007
            Grant 7             0.5%                    January 2, 2008

         The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

         o In the event of a change in control of the Company during the period covered by the agreement, each executive/consultant will automatically be granted all remaining stock grants and will be due cash and expense compensation for the shorter of
                  (i) three years from the date of the change in control, or
                  (ii) until the end of the term of the agreement. A change in control is defined by the agreements as a change in the majority ownership of the equity of the company, the resignation or termination of the majority of the board of directors within a two month period, or the replacement of the CEO or the President of the Company.

         We have also executed an amendment to this agreement which provided for a higher initial grant of shares in exchange for the omission of antidilution protection in the agreement, a concession granted prior to execution of the agreement.

         This agreement supersedes the prior agreement we had with Verdi Consulting, which was executed on January 1, 2003. Under this three-year agreement, we paid Verdi Consulting $12,500 per month as base compensation and provided a $1,000 per month expense allowance. In addition, as incentive compensation, we issued 315,375 shares of common stock to Verdi Consulting which vested in four installments during calendar 2003 and 115,097 shares which vested on January 1, 2004. Finally, Verdi Consulting was eligible to receive a bonus of up to $1,200,000 if it was instrumental in assisting us to obtain contracts with a total value in excess of $1,000,000 during the life of the contract. We had agreed to pay Verdi Consulting three month's base compensation if we terminated this contract without cause.

ITEM 13. EXHIBITS

                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

   2.1      Stock Purchase Agreement by and between                         8-K         June 30, 2004          2.1
            Markland and EOIR, dated June 30,
            2004

   2.2      Forms of Promissory                                             8-K         June 30, 2004          2.2
            Note
            Security Agreement by and between EOIR and
   2.3      sellers of EOIR stock, dated June 30,                           8-K         June 30, 2004          2.3
            2004



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

   2.4      2004 Stock Option Plan, adopted June 30,                        8-K         June 30, 2004          2.4
            2004

   2.5      Preferred Securities Purchase                                   8-K         June 30, 2004          2.5
            Agreement

   2.6      Pledge and Security                                             8-K         June 30, 2004          2.6
            Agreement

   2.7      Forms of Stock                                                  8-K         June 30, 2004          2.7
            Option

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

   3.7      Certificate of Designations of Rights and                     10-KSB       October 14, 2003        3.7
            Preferences of the Series A Non-Voting
            Convertible Preferred Stock

   3.8      Certificate of Designations of Rights and                       8-K       December 20, 2002        3.5
            Preferences of the Series C Cumulative
            Convertible Preferred Stock

   3.9      Certificate of Designations of Rights and                     10-KSB       October 14, 2003        3.5
            Preferences of the Series D Cumulative
            Convertible Preferred Stock

  3.10      Amended and Restated By-Laws                                    8-K         March 20, 2000         1.4

   4.1      Form of common stock certificate of                           10-QSB      February 14, 2003        4.1
            Markland Technologies, Inc.



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

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

  4.11      Consulting Agreement by and between                            SB-2          May 11, 2004         4.11
            Markland Technologies, Inc. and Marketshare
            Recovery, Inc., dated October 29, 2003

  4.12      Consulting Agreement by and between                           10-QSB      February 23, 2004       10.4
            Markland Technologies, Inc. and Emerging
            Concepts, Inc., dated July 7, 2003

  4.13      Research Agreement by and between Markland                     SB-2          May 11, 2004         4.13
            Technologies, Inc. and The Research Works,
            Inc., dated October 29, 2003

  4.14      Employment Agreement by and between                            SB-2          May 11, 2004         4.14
            Markland Technologies, Inc. and Jo-Ann
            Nichols, dated October 27, 2003.



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

  4.15      Registration Rights Agreement by and                            8-K       September 23, 2004      99.3
            between Markland Technologies, Inc. and the
            investors named therein, dated September
            21, 2004

  4.16      Form of Common Stock Purchase Warrant                           8-K       September 23, 2004      99.5
            issued by Markland Technologies, Inc. on
            September 21, 2004

  4.17      Lock-up Agreement by and among Markland                         8-K       September 23, 2004      99.7
            Technologies, Inc., Robert Tarini, and
            Kenneth Ducey, Jr.

  4.18      Lock-up Agreement by and between Markland                       8-K       September 23, 2004      99.6
            Technologies, Inc. and James, LLC

  4.19      Waiver Agreement by and among Markland                          8-K       September 23, 2004      99.8
            Technologies, Inc. and the parties named
            therein, dated September 21, 2004

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

  10.5      Promissory Note made by Markland                                8K        November 12, 2003       10.4
            Technologies, Inc., in favor of George
            Yang, dated September 30, 2003.

  10.6      Security Agreement by and between Markland                     SB-2          May 11, 2004         10.6
            Technologies, Inc. and George Yang, dated
            September 30, 2003.



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

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

  10.11     Security Agreement by and between Security                     SB-2          May 11, 2004         10.11
            Technology, Inc. and Bay View Capital LLC,
            dated September 30, 2003.

  10.12     Security Agreement by and between Markland                     SB-2          May 11, 2004         10.12
            Technologies, Inc. and Bay View Capital LLC.

  10.13     Sublicense Agreement by and between                            SB-2          May 11, 2004         10.13
            Markland Technologies, Inc. and ASI
            Technology Corporation, dated March 19,
            2004.

  10.14      ASI Technology Corporation SBIR Phase II                     SB-2/1A       June 16, 2004         10.14
            Proposal, dated October 8,
            2001

  10.15     ASI Technology Corporation Contract                           SB-2/1A       June 16, 2004         10.15
            with Air Force Office of Scientific
            Research, dated August 1, 2002

  10.16     ASI Technology Corporation Contract with                      SB-2/1A       June 16, 2004         10.16
            Naval Surface Warfare Center, dated January
            31, 2003

  10.17     Stock Purchase Agreement by and among Ocean                     8-K        January 28, 2003       10.1
            Data Equipment Corporation, Ergo Systems,
            Markland Technologies, and Security
            Technology, Inc., dated December 9, 2002,

  10.18     Exchange Agreement, dated December 9, 2002,                     8-K       December 20, 2002       10.4
            by and among Markland Technologies, Inc.,
            Market LLC, and James LLC.



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

  10.19     Exchange Agreement, dated December 9, 2002,                     8-K       December 20, 2002       10.5
            by and among Eurotech, Ltd., Crypto.com
            Inc., Markland Technologies, Inc., Security
            Technology, Inc. ipPartners, Inc., Market
            LLC,  and James LLC.

  10.20     First Amendment to Exchange Agreement,                        10-QSB      February 14, 2003       10.6
            dated December 9, 2002, by and among
            Eurotech, Ltd., Crypto.com Inc., Markland
            Technologies, Inc., Security Technology,
            Inc. ipPartners, Inc., Market LLC,  and
            James LLC.

  10.21     Restated and Amended Convertible Revolving                    10-QSB      February 14, 2003       10.2
            Credit Note Agreement, dated December 10,
            2002, by and between Markland Technologies,
            Inc. and Market LLC.

  10.22     Letter from Sherb & Co., LLP to the                             8-K         March 17, 2003        16.1
            Commission, dated March 12, 2003,
            concerning change in certifying accountant.

  10.23     Technology Purchase Agreement between                           8-K         April 4, 2003         10.1
            Markland Technologies, Inc. and ASI
            Technology Corporation, dated March 19,
            2003.

  10.24     Exchange Agreement, dated March 27, 2003,                       8-K         April 4, 2003         10.2
            by and between Eurotech, Ltd. and Markland
            Technologies, Inc.

  10.25     Registration Rights Agreement, dated March                    10-KSB       October 14, 2003       10.12
            27, 2003, by and between Eurotech, Ltd. and
            Markland Technologies, Inc.

  10.26     Amended and Restated Exchange Agreement,                        8-K         July 30, 2003         10.1
            dated July 24, 2003, by and between
            Markland Technologies, Inc. and Syqwest,
            Inc.

  10.27     Preferred Securities Purchase Agreement by                    10-KSB       October 14, 2003       10.14
            and between Markland Technologies, Inc. and
            James LLC, dated February 2, 2003, relating
            to the issuance of 170 shares of Series C
            5% Convertible Preferred Stock.

  10.28     Preferred Securities Purchase Agreement by                    10-KSB       October 14, 2003       10.15
            and between Markland Technologies, Inc.,
            and James LLC, dated April 1, 2003,
            relating to the issuance of Series D
            Convertible Preferred Stock.



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

  10.29     Private Equity Credit Agreement by and                        10-KSB       October 14, 2003       10.16
            between Markland Technologies, Inc. and
            Brittany Capital Management Limited, dated
            September 10, 2003.

  10.30     Employment and consulting agreements, dated                   10-KSB       October 14, 2003       10.18
            December 5, 2002, for Delmar Kintner,
            Kenneth Ducey, Robert Tarini, and Verdi
            Consulting.  *

  10.31     Nonexclusive License Agreement by and                          SB-2          May 11, 2004         10.31
            Science & Technology Research , Inc. and
            the Secretary of the Day, dated 11/4/03

  10.32     International Distribution Agreement                           SB-2          May 11, 2004         10.32
            between Markland Technologies, Inc. and
            Tradeways

  10.33     Science & Technology Research contract                         SB-2          May 11, 2004         10.33
            Naval Surface Warfare Center, dated January
            31, 2003

  10.34     Subcontract Agreement by and between ERCO                      SB-2          May 11, 2004         10.34
            Systems, Inc. and Computer Sciences
            Corporation ,dated December 8, 2003

  10.35     Lease for Property in Fredericksburg,                         SB-2/1A       June 16, 2004         10.35
            Virginia

  10.36     Co-Operative Research and Development                         SB-2/1A       June 16, 2004         10.35
            Agreement between Markland Technologies,
            Inc. and the U.S. Air Force

  10.37     Employment Agreement by and between                           10-QSB         May 24, 2004         10.32
            Markland Technologies, Inc. and Robert
            Tarini, dated May 12, 2004  *

  10.38     Employment Agreement by and between                           10-QSB         May 24, 2004         10.33
            Markland Technologies, Inc. and Kenneth
            Ducey, Jr., dated May 12, 2004  *

  10.39     Strategic Operations Contractor Agreement                     10-QSB         May 24, 2004         10.34
            by and between Markland Technologies, Inc.
            and Asset Growth Company, dated May 12,
            2004  *

  10.40     Consulting Agreement by and between                           10-QSB         May 24, 2004         10.35
            Markland Technologies, Inc. and Chad A.
            Verdi, dated May 12, 2004  *

  10.41     Amendment to Employment Agreement between                     SB-2/1A       June 16, 2004         10.41
            Markland Technologies Inc. and Robert
            Tarini dated June 16, 2004  *



                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB          FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

  10.42     Amendment to the Employment                                   SB-2/1A       June 16, 2004         10.42
            Agreement between Markland Technologies
            Inc. and Kenneth P. Ducey, dated June 16,
            2004  *

  10.43     Amendment to the Consulting Agreement                         SB-2/1A       June 16, 2004         10.43
            between Markland Technologies Inc. and
            Verdi Consulting, dated June 16, 2004 *

  10.44     Amendment to the Strategic Operations                         SB-2/1A       June 16, 2004         10.44
            Contractor Agreement by and between
            Markland Technologies, Inc. and Asset
            Growth Company, dated June 16, 2004 *

  10.45     Purchase Agreement between Markland                             8-K       September 23, 2004      99.1
            Technologies, Inc. and the investors named
            therein, dated September 21, 2004

  10.46     Security Agreement between Markland                             8-K       September 23, 2004      99.2
            Technologies, Inc. and the investors named
            therein, dated September 21, 2004

  10.47     Form of Secured Convertible Promissory Note                     8-K       September 23, 2004      99.4
            issued by Markland Technologies, Inc., on
            September 21, 2004

  10.48     Night Vision Electronic Sensors Directorate         X
            (NVESD) Omnibus Contract between E-OIR
            Measurement Inc., a subsidiary of EOIR and
            United States Army Night Vision and
            Electronic Sensors Directorate

  10.49     Letter from Marcum & Kliegman regarding the                    8-K/A        July 15, 2004         16.1
            change in certifying accountants

  24.1      Power of Attorney (contained on the                 X
            signature age of this registration
            statement)

  31.1      Certification by CEO of Periodic Report             X
            Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  31.2      Certification by CFO of Periodic Report             X
            Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  32.1      Certification by CEO and CFO of Periodic            X
            Report Pursuant to 18 U.S.C. Section 1350

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ($ IN 000'S)

         Aggregate fees for professional services rendered for the Company by Wolf & Co, PC and Marcum and Kliegman, LLP for the year ended June 30, 2003, and Sherb & Co. LLP for the year ended June 30, 2002, were:

                                                2004                2003
                                           --------------      --------------
              AUDIT                        $      68,000       $
              AUDIT RELATED                            0
              TAX                                      0                   0
              ALL OTHER                                0                   0
                                           --------------      --------------
                TOTAL                      $      68,000       $
                                           ==============      ==============

         The Audit fees for the years ended June 30, 2004, and 2003, were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory audits, consents and assistance with review of documents filed with the SEC.

         The Audit Related fees for the year ended June 30, 2003, were for professional services rendered for consultations concerning financial accounting and reporting standards.

         The percentage of hours expended on Wolf & Co. PC's engagement to audit our financial statements that performed by other than Wolf & Co. PC's full-time permanent employees did not exceed 50%.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         At present, it is the practice of our board of directors to approve each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our board of directors has established pre-approval policies and procedures in accordance with SEC regulations, describing the specific audit, audit-related, tax and all other services that have been pre-approved by the board of directors. The term of any general pre-approval is 12 months from the date of pre-approval, unless our board of directors specifically provides for a different period. Our board will annually review the pre-approval policies and procedures and the services that may be provided by our independent registered public accounting firm, and will revise the list of pre-approved services from time to time based on subsequent determinations.

         None of the services provided by our independent registered public accounting firm for fiscal 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARKLAND TECHNOLOGIES, INC.


                         By: /s/ Kenneth P. Ducey
                             ---------------------------------------------------
                         Kenneth P. Ducey
                         Title:  President, Chief Financial Officer and Director

                         Date:   October 13, 2004
                              --------------------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         By: /s/ Robert Tarini
                             ---------------------------------------------------
                         Robert Tarini
                         Title: Chief Executive Officer and Chairman of the Board of Directors

                         Date:   October 13, 2004
                              --------------------------------------------------



                         By: /s/ Joseph P. Mackin
                             ---------------------------------------------------
                         Name:   Joseph P. Mackin
                         Title:  Director

                         Date:   October 13, 2004
                              --------------------------------------------------