Form 10KSB/A
period 2004-06-30
MARKLAND TECHNOLOGIES INC
filed 2004-10-20
CIK 1102833

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                               Amendment No. 1 To
                                   FORM 10-KSB
                                -----------------

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

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH.

         The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We incurred net losses applicable to common stockholders of $15,095,461 and $7,598,852 for the fiscal years ended June 30, 2004 and June 30, 2003 respectively. Additionally, we had a working capital deficiency of $2,740,722 at June 30, 2004. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and acquisitions, we will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

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

FAILURE TO COMPLETE OUR INCOME TAX FILINGS MAY ADVERSELY AFFECT OUR RESULTS

         We have failed to complete our federal and state income tax filings for the years 2001 through 2003. The Company has been organized as a C corporation under the laws of the State of Florida and expects to be treated as such for federal income tax purposes. In addition to federal income taxes, we are subject to tax regulation in each state and city in which we operate. We believe that the Company does not currently have any material income tax liability. However, if there is any material difference between our assumptions concerning the tax regulatory environment and the actual regulatory requirements, we may have an additional tax liability. In addition, if we are required to pay penalties or fines, our results of operations and our business projections may be materially and adversely affected.

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

         On July 3, 2003, we entered into a consulting agreement with Emerging Concepts. As consideration for the consulting services, we issued 25,000 shares of our common stock to Emerging Concepts in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

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


         On ten different occasions between August 2003 and March 2004, we issued an aggregate of 4,096 shares of our Series D Preferred Stock to a single institutional investor for an aggregate consideration of $3,832,000. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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

         On May 3, 2004 and May 7, 2004, we issued an aggregate of 7,098,750 shares of our common stock and redeemable warrants to purchase 7,098,750 shares of our common stock at $1.50 per share to 26 institutional investors and 8 individual investors for consideration of $5,679,000. We also issued redeemable warrants to purchase an aggregate of 529,800 shares of our common stock and paid an aggregate of $545,140 to five finders in connection with this transaction. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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

---------------------------------------- ------------------------- ------------------------ --------------------------
                                         NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                         BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                                         OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
PLAN CATEGORY                              WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
---------------------------------------- ------------------------- ------------------------ --------------------------
Equity compensation plans approved
  by security holders                               0                        N/A                       0
---------------------------------------- ------------------------- ------------------------ --------------------------
Equity compensation plans not
  approved by security holders                 12,294,159 (1)               $0.53               31,356,295 (2)(3)
---------------------------------------- ------------------------- ------------------------ --------------------------

                TOTAL                          12,294,159                   $0.53               31,356,295
---------------------------------------- ------------------------- ------------------------ --------------------------

----------------------

   (1) Includes warrants to purchase 1,698,133 shares of our common stock issued as finder's fees in connection with the Securities Purchase Agreements entered into between certain investors and our company dated April 2, 2004, April 16, 2004 and May 3, 2004, and 10,596,026 shares of our common stock underlying options issued to certain of our employees. Included in the number of shares issuable upon the exercise of options are five future price options issued to one of our employees. Solely for the purpose of determining the number of shares issuable upon the exercise of these options, we have assumed a full vesting as of June 30, 2004, at which time the options would have been exercisable for 1,250,286 shares of our common stock.

   (2) On June 29, 2004, our board of directors adopted the Markland Technologies, Inc. 2004 Stock Incentive Plan the ("STOCK INCENTIVE PLAN"). We have reserved a total of 25,000,000 shares of Common Stock for issuance under the Stock Incentive Plan, of which 14,403,971 remained available as of June 30, 2004. The Stock Incentive Plan authorizes the grant of incentive options, non-statutory options, and restricted and unrestricted stock. For a complete description of the 2004 Stock Incentive Plan, please refer to footnote 9 to the Financial Statements.

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

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of Markland's cash flows for the fiscal years ended June 30, 2004 and June 30, 2003, as well as a discussion of recent financing arrangements.

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

         Our acquisition of EOIR has materially changed our business. To the extent the following discussion refers to our financial results, you should note that we have reported our quarterly and annual financial results under accounting principles generally accepted in the United States of America ("GAAP"). We did not complete our acquisition of EOIR Technologies, Inc. until June 29, 2004, and therefore, the results of operations of EOIR for the year ended June 30, 2004, are not included in our Statement of Loss for fiscal year 2004. For comparative purposes, we have included a discussion of certain financial information concerning EOIR in our discussion and analysis of our financial condition and results of operations. Information concerning the EOIR acquisition can be found in our Current Report on Form 8-K/A filed with the SEC on September 13, 2004 (File # 000-28863) which includes audited financial statements for EOIR for the years ended December 31, 2003 and December 31, 2002, and unaudited financial statements for the three months ended March 31, 2004, as well as unaudited pro forma information for fiscal year ended June 30, 2003 and the nine months ended March 31, 2004.

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

         RESULTS OF OPERATIONS COMPARISON OF FISCAL 2003 AND FISCAL 2004

         Our acquisition of EOIR has materially changed our business. To the extent the following discussion refers to our financial results, you should note that we have reported our quarterly and annual financial results under accounting principles generally accepted in the United States of America ("GAAP"). We did not complete our acquisition of EOIR Technologies, Inc. until June 29, 2004, and therefore, the results of operations of EOIR for the year ended June 30, 2004, are not included in our Statement of Loss for fiscal year 2004. For comparative purposes, we have included a discussion of certain financial information concerning EOIR in our discussion and analysis of our financial condition and results of operations. Information concerning the EOIR acquisition can be found in our Current Report on Form 8-K/A filed with the SEC on September 13, 2004 which includes audited financial statements for EOIR for the years ended December 31, 2003 and December 31, 2002, and unaudited financial statements for the three months ended March 31, 2004, as well as unaudited pro forma information for fiscal year ended June 30, 2003 and the nine months ended March 31, 2004.

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

         On June 29, 2004 we acquired EOIR. As reported on our current report on Form 8-K /A filed with the SEC on September 13, 2004, EOIR had revenues of $42,680,858 and $30,570,936 for the fiscal years ended December 31, 2003 and December 31, 2002, respectively. EOIR revenues were derived primarily from the remote sensor system products and services of EOIR. On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, our revenues for the period ended June 30, 2004 were $59,920,000.

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

         We expect the remote sensor system products of EOIR to provide a significant increase to our total gross profit dollars. As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, EOIR's gross profit was $8,823,724 and $6,999,370 for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and December 31, 2002, EOIR's gross profit margin has been 20.8% and 23.3% of revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          Selling, general and administrative expense for the year ended June 30, 2004 increased by $4,127,069 to $5,313,448, compared to selling, general and administrative expense for the year ended June 30, 2003 which was $1,186,379.

         Selling, general and administrative expense was primarily composed of payroll, consultants, legal and accounting fees, and vendors. The increase in selling, general and administrative expense was primarily due to increases in staff resulting from the acquisition of STR and increases due to related sales growth. We expect this expense to increase significantly with the acquisition of EOIR. As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, EOIR's selling, general and administration expense was $5,622,521 and $5,188,798, for the fiscal years ended December 31, 2003 and 2002 respectively.

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

         COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Compensatory element of stock issuances for selling, general and administrative expenses for the years ended June 30, 2004 and June 30, 2003 was $5,211,737 and $2,051,822 respectively. In fiscal year 2003, this amount consisted of charges for the issuance of 6,748,465 shares of restricted stock issued at market value.

         In fiscal year 2004, this amount consisted of charges for the issuance of 5,867,103 shares of restricted stock at a valuation of 100% of market value of unrestricted stock at the time of issuance. We use our equity to compensate management and consultants who provide services to us. We expect to continue to do so in the future. For this reason we expect to continue to incur such charges.

         LOSS FROM CONTINUING OPERATIONS:

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

         As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, operating income for EOIR for the years ended December 31, 2003 and December 31, 2002 was $3,201,203 and $1,810,572, respectively. This income was primarily derived from sales under our Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. Although these sales are highly concentrated in a single customer, we expect these sales to continue and do not anticipate a reduction in orders. On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, loss from operations for the period ended June 30, 2004 was $7,796,000.

         GAIN FROM DISCONTINUED OPERATIONS.

         Gain from discontinued operations for the year ended June 30, 2003 was $998,713. This resulted from the settlement of certain liabilities and obligations previously recorded in connection with the discontinued operations. There was no adjustment due to discontinued operations for the year ended June 30, 2004.

         NET LOSS:

         Net loss for the year ended June 30, 2004 was $10,511,213 ($1.31 per share). Net loss for the year ended June 30, 2003 was $2,836,881 ($1.72 per share).

         As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, net income for EOIR for the years ended December 31, 2003 and December 31, 2002 was $3,165,346 and $1,791,829, respectively. On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, net loss for the period ended June 30, 2004 was $13,465,000.

         PREFERRED STOCK DIVIDENDS:

         Preferred Stock dividends for the year ended June 30, 2004 were $4,584,248. This consisted of deemed dividends to the holder of our Series C Preferred Stock of $844,270, deemed dividends to the holder of our Series D Preferred Stock of $3,555,500, and actual dividends paid upon conversion to common stock to the holder of our Series C Preferred Stock of $184,478. Deemed dividends represent non-cash charges for $4,584,248.

         Preferred Stock dividends for the year ended June 30, 2003 were $4,761,971. This consisted of deemed dividends to the holder of our Series C Preferred Stock of $501,755, deemed dividends to the holder of our Series D Preferred Stock of $4,107,500, and actual dividends paid upon conversion to common stock to the holder of our Series C Preferred Stock of $152,716. Deemed dividends represent non-cash charges for $4,761,971.

         We expect to continue to finance our operations with additional debt and equity financing including, possibly, additional sales of our Series D Preferred Stock with beneficial conversion features. Such financing could result in additional charges for preferred stock dividends.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

         Net loss applicable to common stockholders for the year ended June 30, 2004 was $15,095,461 ($1.39 per share). Net loss applicable to common stockholders for the year ended June 30 2003 was $7,598,852 ($1.52 per share). On a pro forma basis combining Markland (including our STR subsidiary) and EOIR, net loss per common share for the year ended June 30, 2004 was $(1.20).

                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2004, we experienced $3,906,900 of negative cash flow from operating activities. This negative cash flow was the result of a loss of 10,511,213 from continuing operations offset by non-cash charges of $6,377,936 and working capital requirements of $226,377. In addition, we experienced $8,538,386 of negative cash flow from investing activities. These investment activities consisted of cash used primarily for the acquisition of EOIR. Cash flows from financing activities for the year ended June 30, 2004 approximated $13,540,909.

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

GOING CONCERN

         For the fiscal year ended June 30, 2004, we incurred a loss from continuing operations of $10,511,213 and had a working capital deficiency of $2,740,722.

         For the fiscal year ended June 30, 2003, we incurred a loss from continuing operations of $3,835,594 and had a working capital deficiency of $1,235,306.

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

ITEM 7.  FINANCIAL STATEMENTS

                                     INDEX TO FINANCIAL STATEMENTS
                                                                                                    Page
                                                                                                    ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL
    STATEMENTS FOR MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
    FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

    Report of Independent Registered Public Accounting Firm of  Wolf & Company, PC.................  F-2
    Report of Independent Registered Public Accounting Firm of Marcum & Kliegman LLP...............  F-3
    Consolidated Balance Sheet at June 30, 2004....................................................  F-4
    Consolidated Statements of Loss for the Years Ended June 30, 2004 and 2003.....................  F-5
    Consolidated Statements of Stockholders' (Deficiency) Equity for the Years Ended
      June 30, 2004 and 2003.......................................................................  F-6
    Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 and 2003............... F-12
    Notes to Consolidated Financial Statements..................................................... F-15

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markland Technologies, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidate financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. The Company has limited finances and may require additional funding in order to market and license its products. There are no assurances that the Company can reverse its operating losses or that it can raise additional capital to allow it to continue its planned operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In our opinion, the consolidated financial statements of Markland Technologies, Inc. and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $2,837,000 during the year ended June 30, 2003. As of June 30, 2003, the Company also had a working capital deficiency of approximately $1,235,000. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ MARCUM & KLIEGMAN LLP
                                                      -------------------------

                                                      NEW YORK, NEW YORK
                                                      SEPTEMBER 15, 2003

                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET
                                    AT JUNE 30, 2004

                                         ASSETS

CURRENT ASSETS:
  Cash                                                                    $  1,101,088
  Accounts receivable                                                        5,354,267
  Other current assets                                                         285,070
                                                                          -------------
      TOTAL CURRENT ASSETS                                                   6,740,425
                                                                          -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $11,306           1,076,657
                                                                          -------------

OTHER ASSETS
  Amortizable intangible assets, net of accumulated amortization            14,140,548
  Technology rights - Acoustic Core                                          1,300,000
  Goodwill                                                                   9,706,333
                                                                          -------------
      TOTAL OTHER ASSETS                                                    25,146,881
                                                                          -------------

      TOTAL ASSETS                                                        $ 32,963,963
                                                                          =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  4,225,701
  Accrued expenses and other current liabilities                             1,837,836
  Unearned contract revenue                                                    324,140
  Bank line of credit                                                          600,000
  Current portion of long term debt                                          2,493,470
                                                                          -------------
      TOTAL CURRENT LIABILITIES                                              9,481,147

NON CURRENT LIABILITIES:
  Long term debt, less current portion                                       7,774,980
                                                                          -------------

      TOTAL LIABILITIES                                                     17,256,127
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

                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF LOSS

                                                               FOR THE YEARS ENDED
                                                                    JUNE 30,
                                                         -------------------------------
                                                             2004               2003
                                                         -------------     -------------

REVENUES                                                 $  6,013,930      $    658,651

COST OF REVENUES                                            4,674,593           445,218
                                                         -------------     -------------

GROSS PROFIT                                                1,339,337           213,433
                                                         -------------     -------------

OPERATING EXPENSES:
  Selling, general and administrative                       5,313,448         1,186,379
  Research & development                                       49,289           522,657
  Amortization of compensatory element
    of stock issuances for selling,
    general and administrative expenses                     5,211,737         2,051,822
  Amortization of intangible assets                            915,729            66,668
                                                         -------------     -------------

    TOTAL OPERATING EXPENSES                               11,490,203         3,827,526
                                                         -------------     -------------

OPERATING LOSS FROM CONTINUING OPERATIONS                 (10,150,866)       (3,614,093)
                                                         -------------     -------------

OTHER EXPENSES (INCOME), NET:
  Interest expense                                            360,347           226,751
  Other income, net                                                --            (5,250)
                                                         -------------     -------------

    TOTAL OTHER EXPENSES (INCOME), NET                        360,347           221,501
                                                         -------------     -------------

LOSS FROM CONTINUING OPERATIONS                           (10,511,213)       (3,835,594)

GAIN FROM DISCONTINUED OPERATIONS:

  Gain from discontinued operations                                --           998,713
                                                         -------------     -------------

NET LOSS                                                  (10,511,213)       (2,836,881)

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS - Series C          844,270           501,755

DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS - Series D        3,555,500         4,107,500

PREFERRED STOCK DIVIDEND - Series C                           184,478           152,716
                                                         -------------     -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $(15,095,461)     $ (7,598,852)
                                                         =============     =============

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss from continuing operations                       $      (1.39)     $      (1.72)
   Gain from discontinued operations                     $         --      $       0.20
                                                         -------------     -------------

     Net loss                                            $      (1.39)     $      (1.52)
                                                         =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (AFTER 1 for 60 REVERSE SPLIT)               10,872,049         5,002,724
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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003

1. NATURE OF OPERATIONS

BUSINESS HISTORY AND OPERATIONS

Markland Technologies, Inc. ("Markland"), previously known as Quest Net Corporation, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corporation.

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

Markland's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. While Markland has experienced operating losses in the past, due to the acquisition of EOIR, management believes the operating portion of the business will be cash flow positive in fiscal 2005. Management's business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. In addition, subsequent to year end, Markland consummated a financing through which we realized net cash of approximately $4,000,000. Management believes that the business as currently constituted will produce positive cash flow which, together with the current cash levels, will enable Markland to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

         Computers and equipment                  3 years
         Furniture and fixtures                 5-7 years
         Vehicles                                 5 years
         Software                                 3 years

Property and equipment consisted of the following at June 30, 2004:

         Software                           $      63,830
         Computer equipment                       512,236
         Vehicles                                 405,258
         Furniture and fixtures                   106,639
                                            --------------
                                            $   1,087,963
         Less accumulated depreciation            (11,306)
                                            --------------

                                            $   1,076,657
                                            ==============

Depreciation expense for the years ended June 30, 2004 and 2003 was $11,306 and $0, respectively.

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

Purchase of E-OIR Technologies, Inc.
------------------------------------

On June 29, 2004, Markland acquired all of the outstanding stock of E-OIR Technologies, Inc. ("EOIR") for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. EOIR is a provider of technology and services to the US Army Night Vision Laboratories and has expertise in wide area remote sensing using both electro-optic and infrared technologies. The acquisition was consumated in furthrance of Markland's stated strategy of making synergistic acquisitions in order to provde products and services to Homeland Defense, the Department of Defense and U.S. Intelligence Agencies.

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
                                                                 ============

The goodwill in this transaction, as determined by the independent valuation, arose as a result of anticipated synergies, cost savings and other items not related to tangible net assets or identifiable intangible assets.

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003

Unaudited pro forma financial information for the years ended June 30, 2004, had the acquisitions of STR and EOIR been completed as of July 1, 2002, is as follows:

Unaudited Pro Forma Information
-------------------------------

Unaudited pro forma information for Markland's acquisition of STR is as follows:
--------------------------------------------------------------------------------

MARKLAND-STR                            2004                   2003
--------------------------------------------------------------------------------

Revenues                           $   6,518,000          $   6,713,000
                                   ==============         ==============

Loss from operations               $ (10,245,000)         $  (3,349,000)
                                   ==============         ==============

Net loss applicable to common
  stockholders                     $ (15,227,000)         $  (8,488,000)
                                   ==============         ==============

Net loss applicable to common
  stockholders per common share    $       (1.35)         $       (1.30)
                                   ==============         ==============

Unaudited pro forma information for Markland's acquisition of EOIR is as follows:

MARKLAND-EOIR                           2004                   2003
--------------------------------------------------------------------------------

Revenues                           $  59,416,000          $  34,315,000
                                   ==============         ==============

Loss from operations               $  (7,702,000)         $  (2,973,000)
                                   ==============         ==============

Net loss applicable to common
  stockholders                     $ (13,333,000)         $  (8,743,000)
                                   ==============         ==============

Net loss applicable to common
  stockholders per common share    $       (1.23)         $       (1.75)
                                   ==============         ==============

Unaudited pro forma information for Markland's acquisition of both STR and EOIR is as follows:

MARKLAND-STR-EOIR                       2004                   2003
--------------------------------------------------------------------------------

Revenues                           $  59,920,000          $  40,369,000
                                   ==============         ==============

Loss from operations               $  (7,796,000)         $  (2,708,000)
                                   ==============         ==============

Net loss applicable to common
  stockholders                     $ (13,465,000)         $  (8,633,000)
                                   ==============         ==============

Net loss applicable to common
  stockholders per common share    $       (1.20)         $       (1.32)
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

8.       STOCKHOLDERS' EQUITY

Preferred Stock:
----------------

The Company is authorized to issue 5,000,000 shares of preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications, or limitations as determined by the Board of Directors.

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

Markland has established the following reserves for the future issuance of common stock as follows:

             Reserve for the exercise of warrants                    14,703,549
             Reserve for stock option plan                           25,000,000
             Reserve for conversion of Series A Preferred Stock          10,000
             Reserve for conversion of Series D Preferred Stock      37,734,756
                                                                   -------------
                     Total reserves                                  77,448,305
                                                                   =============

The Company is also obligated to issue certain shares under employment and consulting agreements (see Note 12).

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003

10.      NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                                Shares Potentially
                                                                                     Issuable
                                                                                ------------------
Series A Redeemable Convertible Preferred Stock                                          10,000
Series D Convertible Preferred Stock (convertible at 80% of market value)            34,734,756
Stock options                                                                        10,496,915
Warrants                                                                             14,703,549
Employment and consulting agreements                                                 17,436,271
                                                                                   -------------
         Total as of June 30, 2004                                                   77,381,491
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

Subject to conditions set forth in the agreement, the Company may require the Investor to purchase $1,000,000 of Additional Notes on the Additional Closing Date. The Company shall indicate its intent to sell the Additional Notes by delivery to the Investor of a written notice which may be delivered between March 15, 2005 and March 30, 2005, provided, that the Company may only deliver such written notice if, on the date of such delivery and on the closing date of such transaction, it is in compliance in all material respects with the terms and conditions of the Transaction Documents, no Event of Default shall exist under the Initial Notes, there is an effective Registration Statement covering the Underlying Shares and the Warrant Shares and the Company's Common Stock shall have a closing sales price on its Trading Market of at least $0.40 per share for the ten (10) consecutive Trading Days immediately preceding the delivery of the written notice. Notwithstanding the foregoing, with the consent of the Investor, the Company may extend the period by which it may offer the Additional Notes to the Investor. The Company may only exercise the right to elect to require the purchase of Additional Notes on a single occasion, and there may not be more than a single Additional Closing. If the Company shall have timely delivered such notice, then subject to the satisfaction of the conditions set forth in the agreement, on the Additional Closing Date, the Company shall issue to the Investor the Additional Notes and Second Warrants for an aggregate purchase price equal to one million dollars ($1,000,000). At the Additional Closing, the Company will deliver to the Purchaser: (1) the Additional Notes, in exactly the same form as the Initial Notes, except that the maturity date shall be one year from the Additional Closing Date, registered in the name of the Investor, in the aggregate principal amount of $1,300,000 (as indicated in the Company's notice to elect the sale and issuance of the Additional Notes), (2) the Second Warrants (equal to 100% of the number of shares into which the Additional Notes may be converted) and (3) a bring-down of the legal opinion of Company Counsel delivered on the Closing Date, addressed to the Investor.

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

         On July 7, 2004, we engaged Wolf & Company, P.C., an independent registered public accounting firm. During the years ended June 30, 2004 and 2003 and the subsequent interim period through July 7, 2004, we did not consult with Wolf & Company, P.C. regarding either the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our consolidated financial statements, or any matter that was the subject of a disagreement or reportable event with Marcum & Kliegman LLP.

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

         Prior to the acquisition of EOIR, the limited size of our internal financial and controls staff did not permit a significant amount of time or expense on monitoring and oversight of our general administrative and financial functions. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters prior to the acquisition of EOIR, the Company: (i) had less than the desirable number of people performing a majority of the financial duties, (ii) lacked the desired internal financial and controls staff resources for a comprehensive internal audit function, and (iii) in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, which include additional administrative personnel acquired with EOIR, and the recent addition of an outside consultant, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                        NUMBER OF SECURITIES      PERCENT OF TOTAL
                             UNDERLYING         OPTIONS/SARS GRANTED
                        OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
NAME                             (#)                FISCAL YEAR            PRICE ($/SH)       EXPIRATION DATE
---------------------   --------------------    --------------------     ----------------     ---------------
Robert Tarini

Kenneth P. Ducey, Jr.

Gregory A. Williams          1,250,286                11.8% (1)             $ 0.3775           June 29, 2014

Joseph P. Mackin             1,250,286                11.8% (1)             $ 0.3775           June 29, 2014

Delmar R. Kintner

(1) Under our 2004 Stock Incentive Plan, we granted an employee options to purchase a number of shares to be determined by dividing a stated value by the fair market value per share at the time of vesting. Solely for the purposes of determining these percentages, we have assumed that the number of shares for which such options are exercisable is equal to the number of shares which would be issuable upon exercise were the options vested in full on June 30, 2004.

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

         On September 21, 2004, we sold secured convertible promissory notes and common stock purchase warrants to two institutional investors. As a condition to this sale, the investors required our Chief Executive Officer, Robert Tarini, and our Chief Financial Officer, Kenneth Ducey, Jr., to enter into a lock-up agreement pursuant to which Mr. Tarini and Mr. Ducey agreed not to sell any shares of our common stock until 60 days after the effective date of a registration statement covering the resale of the underlying shares of common stock of those securities sold in the September 21, 2004 private placement. For more information on the September 21, 2004 private placement, please see footnote 16 to our financial statements.

         As part of our private placement of secured convertible promissory notes and common stock purchase warrants completed on September 21, 2004, James LLC, the largest holder of our Series D Preferred Stock, agreed not to sell any of its holdings of Series D Preferred Stock until the earlier to occur of: (1) notice from the us and the investors that the transactions contemplated had been completed had been terminated, or (2) March 15, 2005. However, pursuant to the terms of the lock-up agreement, James, LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with Rule 144 of the Securities Act of 1933, as amended. In exchange, we agreed that under certain conditions, if we did not redeem the Series D stock by January 15, 2005, we would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $.80 per share.

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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
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

  10.34     Subcontract Agreement by and between ERCO                      SB-2          May 11, 2004         10.34
            Systems, Inc. and Computer Sciences
            Corporation ,dated December 8, 2003

  10.35     Lease for Property in Fredericksburg,                         SB-2/1A       June 16, 2004         10.35
            Virginia

  10.36     Co-Operative Research and Development                         SB-2/1A       June 16, 2004         10.35
            Agreement between Markland Technologies,
            Inc. and the U.S. Air Force

  10.37     Employment Agreement by and between                           10-QSB         May 24, 2004         10.32
            Markland Technologies, Inc. and Robert
            Tarini, dated May 12, 2004  *

  10.38     Employment Agreement by and between                           10-QSB         May 24, 2004         10.33
            Markland Technologies, Inc. and Kenneth
            Ducey, Jr., dated January 2, 2004  *

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
            Markland Technologies Inc. and Robert
            Tarini dated June 14, 2004  *




                                                           FILED WITH                INCORPORATED BY REFERENCE
 EXHIBIT                                                   THIS FORM     ----------------------------------------------
   NO.                    DESCRIPTION                       10-KSB/A        FORM         FILING DATE        EXHIBIT NO.
 -------    ------------------------------------------     ----------    ----------    ---------------     ------------

  10.42     Amendment to the Employment Agreement                         SB-2/1A       June 16, 2004         10.42
            between Markland Technologies Inc.
            and Kenneth P. Ducey, dated June 14,
            2004  *

  10.43     Amendment to the Consulting Agreement                         SB-2/1A       June 16, 2004         10.43
            between Markland Technologies Inc. and
            Verdi Consulting, dated June 14, 2004 *

  10.44     Amendment to the Strategic Operations               X
            Contractor Agreement by and between
            Markland Technologies, Inc. and Asset
            Growth Company, dated June 14, 2004 *

  10.45     Purchase Agreement between Markland                             8-K       September 23, 2004      99.1
            Technologies, Inc. and the investors named
            therein, dated September 21, 2004

  10.46     Security Agreement between Markland                             8-K       September 23, 2004      99.2
            Technologies, Inc. and the investors named
            therein, dated September 21, 2004

  10.47     Form of Secured Convertible Promissory Note                     8-K       September 23, 2004      99.4
            issued by Markland Technologies, Inc., on
            September 21, 2004

  10.48     Night Vision Electronic Sensors Directorate                   10-KSB       October 13, 2004       10.48
            (NVESD) Omnibus Contract between E-OIR
            Measurement Inc., a subsidiary of EOIR and
            United States Army Night Vision and
            Electronic Sensors Directorate

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

  24.1      Power of Attorney (contained on the                 X
            signature age of this registration
            statement)

  31.1      Certification by CEO of Periodic Report             X
            Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  31.2      Certification by CFO of Periodic Report             X
            Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  32.1      Certification by CEO and CFO of Periodic            X
            Report Pursuant to 18 U.S.C. Section 1350

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB/A.

(b) Reports on Form 8-K

On May 6, 2004, we filed a current report on Form 8-K providing copies of press releases issued in connection with two equity financings under Items 5 and 7. The report also furnished financial information for the quarter ended March 31, 2004 under Item 12.

On June 29, 2004, we furnished a current report on Form 8-K providing a press release and other materials pertaining to Kenneth P. Ducey, Jr.'s presentation before the Homeland Security Industry Conference under Item 9.

On June 29, 2004, we filed a current report on Form 8-K which, under Item 2, reported our acquisition of E-OIR Technologies, Inc. and, under Item 7, indicated our intention to file the financial statements required by Item 310 of Regulation S-B within the prescribed time frame. The report also furnished a copy of our press release issued in connection with the acquisition under Item 9.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate fees for professional services rendered for the Company by Wolf & Company, PC and Marcum and Kliegman, LLP for the year ended June 30, 2004, and Marcum and Kleigman, LLP for the year ended June 30, 2003, were:

                                                2004                2003
                                           --------------      --------------
              AUDIT                        $     210,000       $     133,000
              AUDIT RELATED                $     172,000       $      15,000
              TAX                                      0                   0
              ALL OTHER                                0                   0
                                           --------------      --------------
                TOTAL                      $     382,000       $     148,000
                                           ==============      ==============

         The Audit fees for the years ended June 30, 2004, and 2003, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory audits and reviews.

         The Audit Related fees for the years ended June 30, 2004, and 2003, were for professional services rendered in connection with consents and assistance with review of registration statements filed with the SEC, for consultations concerning financial accounting and reporting standards, and audits of business combinations.

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

                         MARKLAND TECHNOLOGIES, INC.

                         By: /s/ Kenneth P. Ducey
                             ---------------------------------------------------
                         Kenneth P. Ducey
                         Title:  President, Chief Financial Officer and Director

                         Date:   October 20, 2004
                              --------------------------------------------------

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

                         Date:   October 20, 2004
                              --------------------------------------------------

                         By: /s/ Joseph P. Mackin
                             ---------------------------------------------------
                         Name:   Joseph P. Mackin
                         Title:  Director

                         Date:   October 20, 2004
                              --------------------------------------------------