Form 10QSB
period 2004-09-30
MARKLAND TECHNOLOGIES INC
filed 2004-11-15
CIK 1102833

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 11, 2004, there were 51, 564,458 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

         Transitional Small Business Disclosure Format (CHECK ONE):
Yes [ ] No [X]

================================================================================

                           MARKLAND TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 2004

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet at September 30, 2004........... 1

         Condensed Consolidated Statements of Operations for the Three
         Months Ended September 30, 2004 and 2003............................. 2

         Condensed Consolidated Statement of Stockholders' Equity For the
         Three Months Ended September 30, 2004................................ 3

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2004 and 2003....................... 6

         Notes to Condensed Consolidated Financial Statements................. 7

     Item 2.    Management's Discussion and Analysis or Plan of Operations....25

     Item 3.    Controls and Procedures.......................................36

PART II. OTHER INFORMATION

     Item 1     Legal Proceedings.............................................36

     Item 2.    Changes in Securities and Use of Procedures...................37

     Item 6.    Exhibits and Reports on 8-K...................................39

     Signatures

--------------------------------------------------------------------------------
Statements contained in this Form 10-QSB, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2004, as amended on October 20, 2004, including, but not limited to, the section therein entitled "Risk Factors."


PART I.  FINANCIAL INFORMATION

                                     MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                AT SEPTEMBER 30, 2004
                                                     (Unaudited)
                                                        ASSETS
CURRENT ASSETS:
  Cash                                                                              $  6,012,443
  Accounts receivable                                                                  6,188,908
  Other current assets                                                                   389,652

                                                                                    -------------
        TOTAL CURRENT ASSETS                                                          12,591,003
                                                                                    -------------

PROPERTY AND EQUIPMENT- NET OF ACCUMULATED DEPRECIATION OF $87,505                     1,040,128
                                                                                    -------------

OTHER ASSETS
  Deferred financing costs, net of accumulated amortization of $22,697                   518,523
  Amortizable intangible assets, net of accumulated amortization of $1,464,389        13,658,555
  Goodwill                                                                             9,876,472
  Technology rights - Acoustic Core                                                    1,300,000

                                                                                    -------------
      TOTAL OTHER ASSETS                                                              25,353,550
                                                                                    -------------

      TOTAL ASSETS                                                                  $ 38,984,681
                                                                                    =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $  8,295,667
  Accrued expenses and other current liabilities                                       1,776,124
  Unearned contract revenue                                                              126,795
  Convertible secured notes, net of discount                                             218,071
  Current portion of long-term debt                                                    2,537,061
                                                                                    -------------
       Total Current liabilities                                                      12,953,718

NON-CURRENT LIABILITIES
  Long-term debt, less current portion                                                 7,479,763
                                                                                    -------------

      TOTAL LIABILITIES                                                               20,433,481
                                                                                    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A redeemable convertible preferred stock - no par value;
    30,000 authorized, issued and outstanding; liquidation preference                    300,000
    of $300,000
  Series C 5% cumulative convertible preferred stock - $.0001 par value;
   8,000 authorized; 0 issued and outstanding;                                                --
  Series D convertible preferred stock - $.0001 par value;
    40,000 authorized; 17,725 issued and outstanding;
    liquidation preference of $17,725,000                                                      2
  Common stock - $.0001 par value; 500,000,000 authorized;
    47,902,785 shares issued and outstanding                                               4,784
  Additional paid-in capital                                                          54,349,359
  Unearned compensation                                                              (14,572,976)
  Accumulated deficit                                                                (21,529,969)
                                                                                    -------------

      TOTAL STOCKHOLDERS' EQUITY                                                      18,551,200
                                                                                    -------------

      TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                   $ 38,984,681
                                                                                    =============

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements


                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                      For The Three Months Ended September 30, 2004 and 2003
                                           (Unaudited)

                                                                        2004               2003
                                                                   -------------      -------------
REVENUES                                                           $ 15,769,851       $    306,724

COST OF REVENUES                                                     12,442,893            256,956
                                                                   -------------      -------------

GROSS PROFIT                                                          3,326,958             49,768
                                                                   -------------      -------------

OPERATING EXPENSES:
  Selling, general and administrative                                 3,571,040            497,812
  Amortization of compensatory element of stock issuances for
    selling, general and administrative fees                             (1,143)           401,980
  Loss on disposal of equipment                                          23,722                 --
  Amortization of intangible assets                                     481,992             33,334
                                                                   -------------      -------------

    TOTAL OPERATING EXPENSES                                          4,075,611            933,126
                                                                   -------------      -------------

OPERATING LOSS                                                         (748,653)          (883,358)
                                                                   -------------      -------------

OTHER EXPENSES (INCOME), NET
  Interest expense                                                      503,215             28,578
  Other income, net                                                      (5,847)                --
                                                                   -------------      -------------

    TOTAL OTHER EXPENSES, NET                                           497,368             28,578
                                                                   -------------      -------------

NET LOSS                                                             (1,246,021)          (911,936)

Deemed Dividend To Preferred Stockholders                                    --             90,000

Preferred Stock Dividend - Series C                                          --             65,689
                                                                   -------------      -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $ (1,246,021)      $ (1,067,625)
                                                                   =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE:                           $      (0.03)      $      (0.22)
                                                                   =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 (AFTER 1-60 REVERSE SPLIT)                                          38,352,594          4,746,887
                                                                   =============      =============

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements


                                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statement Of Stockholders' Equity
                                          For The Three Months Ended September 30, 2004

                                                                               SERIES A CONVERTIBLE       SERIES C CONVERTIBLE
                                                       COMMON STOCK              PREFERRED STOCK            PREFERRED STOCK
                                                       ------------              ---------------            ---------------

                                                    SHARES        AMOUNT       SHARES        AMOUNT       SHARES       AMOUNT
                                                    ------        ------       ------        ------       ------       ------
Balance - July 1, 2004                               31,856,793     $3,180        30,000      $300,000            -            -

 Conversion of Series D convertible preferred
    stock into common stock                          11,699,747      1,170             -             -            -            -
Stock issued in connection with

    consulting and employment agreements              3,286,816        328             -             -            -            -
Amortization of employment and

  consulting agreements                                       -          -             -             -            -            -
Stock issued in connection with
                                                                                                     -            -            -
    reset rights of private placement investors         833,333         83             -             -            -            -
 Stock issued for services provided in
    connection with acquisition of EOIR                 226,096         23             -             -            -            -
 Fair value of warrants and beneficial
    conversion feature on convertible secured
    notes                                                     -          -             -             -            -            -

Net loss                                                                 -             -             -            -            -
                                                     ----------------------------------------------------------------------------

Balance - September 30, 2004                         47,902,785     $4,784        30,000      $300,000            0            0
                                                     ============================================================================

                                       The accompanying notes are an integral part of these
                                           condensed consolidated financial statements


                                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statement Of Stockholders' Equity
                                     For The Three Months Ended September 30, 2004

                                                                     SERIES D CONVERTIBLE         UNEARNED
                                                                        PREFERRED STOCK         COMPENSATION
                                                                        ---------------         ------------

                                                                     SHARES         AMOUNT          AMOUNT
                                                                     ------         ------          ------
Balance- July 1, 2004                                                22,786       $        2      $(15,176,116)

Conversion of Series D convertible
  preferred stock into common stock                                  (5,061)
Stock issued in connection with
  consulting and employment agreements                                   --               --           640,300
Amortization of employment and
  consulting agreements                                                  --               --           (37,160)

Stock issued in connection with
    reset rights of private placement investors                          --               --                --
 Stock issued for services in connection with acquisition
    of EOIR                                                              --               --                --
 Fair value of warrants and beneficial conversion feature
    on convertible secured notes                                         --               --                --

Net loss                                                                 --               --                --
                                                                     ------------------------------------------
Balance-September 30, 2004                                           17,725       $        2      $(14,729,976)
                                                                     ==========================================

                                  The accompanying notes are an integral part of these
                                      condensed consolidated financial statements


                                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statement Of Stockholders' Equity
                                     For The Three Months Ended September 30, 2004

                                                          ADDITIONAL                              TOTAL
                                                           PAID-IN         ACCUMULATED         STOCKHOLDERS'
                                                           CAPITAL           DEFICIT             EQUITY
                                                           AMOUNT             AMOUNT             AMOUNT
                                                           ------             ------             ------
Balance - July 1, 2004                                 $ 50,864,718       $(20,283,948)      $ 15,707,836

Conversion of Series D convertible
  preferred stock into common stock                          (1,170)                                   --
Stock issued in connection with
  consulting and employment agreements                      (22,611)                --             18,017
Amortization of employment and
  consulting agreements                                          --                 --            (37,160)
Stock issued in connection with

    reset rights of private placement investors                 (83)                --                 --
 Stock issued for services in connection with
    acquisition of EOIR                                     108,505                 --            108,528
 Fair value of warrants and beneficial conversion
    feature on convertible secured notes                  4,000,000                 --          4,000,000

Net loss                                                         --         (1,246,021)        (1,246,021)
                                                       ---------------------------------------------------
 Balance - September 30, 2004                          $ 54,349,359       $(21,529,969)      $ 18,551,200
                                                       ===================================================

                                  The accompanying notes are an integral part of these
                                      condensed consolidated financial statements


                                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 For The Three Months Ended September 30, 2004 And 2003
                                                       (Unaudited)

                                                                                      2004              2003
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $(1,246,021)      $  (911,936)

  Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     77,456                --
      Amortization of intangible asset                                                481,993            33,334
      Amortization of debt discount                                                        --            20,833
      Loss on disposal of equipment                                                    23,772                --
      Non cash interest expense                                                        314,166               --
      Amortization and reimbursement of compensatory stock grants                     (19,194)          401,980
  Changes in operating assets and liabilities:
      Accounts receivable                                                            (834,641)          (28,090)
      Prepaid expenses and other assets                                              (104,582)           11,889
      Accounts payable                                                              4,069,967           200,582
      Accrued expenses and other current
        liabilities                                                                  (259,057)           21,921
                                                                                  ------------      ------------

        NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES                          2,503,859          (249,487)
                                                                                  ------------      ------------

CASH USED IN INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                        2,100                --
    Additional transaction costs relating to purchase of EOIR                         (61,611)               --
    Purchase of ASI assets                                                                 --           (85,000)
    Purchase of equipment                                                             (66,749)               --
                                                                                  ------------      ------------
        NET CASH USED IN INVESTING ACTIVITIES                                        (126,260)          (85,000)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                                    --           360,000
  Proceeds from convertible promissory note (net)                                   3,458,780                --
  Repayments of notes payable                                                        (325,024)           (3,404)
  Repayments of credit line                                                          (600,000)               --
                                                                                  ------------      ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,533,756           356,596
                                                                                  ------------      ------------

NET INCREASE IN CASH                                                                4,911,355            22,109

CASH - BEGINING                                                                     1,101,088             5,465
                                                                                  ------------      ------------

CASH - ENDING                                                                     $ 6,012,443       $    27,574
                                                                                  ============      ============

                                  The accompanying notes are an integral part of these
                                      condensed consolidated financial statements


                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                2004          2003
                                                             ---------      --------
Cash paid during the years for:
  Interest                                                   $ 178,520      $     --
                                                             ==========     =========

  Taxes                                                      $      --      $     --
                                                             ==========     =========

Non-cash investing and financing activities:

  Conversion of accounts payable into common stock           $      --      $450,000
                                                             ==========     =========

  Acquisition of ASI Assets by issuance of common stock      $      --      $850,000
                                                             ==========     =========

  Accrued dividends on preferred stock                       $      --      $ 65,689
                                                             ==========     =========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

             For The Three Months Ended September 30, 2004 and 2003

1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries ("Markland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the three months ended September 30, 2004 are not necessarily indicative of the result that may be expected for the year ending June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Markland as a going concern. Markland has incurred net losses of $1,246,021 and $1,067,625 for the three months ended September 30, 2004 and 2003, respectively. Markland has limited finances and may require additional funding in order to market and license its products. During the three months ended September 30, 2004, Markland issued secured convertible promissory notes and warrants to purchase shares of common stock and received net proceeds of approximately $3,460,000 which, if not converted, is repayable between March 15, 2005 and September 30, 2005 (see Note 6). There is no assurance that Markland can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about Markland's ability to continue as a going concern.

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

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

CONCENTRATIONS
--------------

Markland has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 2004.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on economic conditions, historical experience with customers and other currently available evidence. Markland's receivables are from government contracts. Markland has not experienced any losses in accounts receivable and has provided no allowance at September 30, 2004 or 2003.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

                 Computers and equipment                        3 years
                 Furniture and fixtures                         5-7 years
                 Vehicles                                       5 years
                 Software                                       3 years

Property and equipment consisted of the following at September 30, 2004:

                Software                                          $      89,783
                Computer equipment                                      561,780
                Vehicles                                                 71,008
                Structures                                              313,790
                Furniture and fixtures                                   91,273
                                                                  -------------
                                                                  $   1,127,633
                Less accumulated depreciation                           (87,505)
                                                                  $   1,040,128
                                                                  ==============

Depreciation expense for the three months ended September 30, 2004 and 2003 was $77,456 and $0, respectively.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

REVENUE RECOGNITION
-------------------

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain,
(3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the United States Navy, the Company recognizes as revenue the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2004, the Company had completed delivery of all outstanding orders under the contract.

Revenues from time and materials contracts are recognized as costs are incurred.

Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined.

The Company participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide services to the Federal government. The Company has managerial and oversight responsibility for team members as well as the responsibility for the ultimate acceptability of performance under the contract. The Company includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members.


UNEARNED REVENUE
----------------

Unearned revenue represents cash collection in excess of revenue earned from fixed price contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The financial statements include various estimated fair value information at September 30, 2004, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable, bank line of credit and long-term debt approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR (see Note 3) have been recorded at their fair value, as determined by an independent valuation, which is less than the face value due to a below market interest rate. The fair value of the secured convertible promissory notes issued on September 21, 2004 have been recorded at their fair value which is less than the face value due to a debt discount and warrants issued in conjunction with the loan.

ADVERTISING COSTS
-----------------

Advertising costs are expensed as incurred. For the three months ended September 30, 2004 and 2003, no advertising and promotion expenses were incurred.

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

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

REVERSE STOCK SPLIT/LOSS PER SHARE
----------------------------------

Share amounts and per share data have been restated to reflect a 1 for 60 reverse stock split effective as of October 27, 2003.

Basic and diluted net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of convertible debt, Series A and Series D Convertible preferred stock, options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

IMPAIRMENT OF INTANGIBLE ASSETS
-------------------------------

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the three months ended September 30, 2004 and 2003.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2004 and 2003.

STOCK-BASED COMPENSATION
------------------------

At September 30, 2004, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the three months ended September 30, 2004.:

                                                                             2004              2003
                                                                             ----              ----
Net loss as reported                                                     $ 1,246,021       $(1,067,625)

Add: stock based employee compensation benefit included in net loss          (19,143)               --

Deduct stock based employee compensation expense based under fair
value based method                                                           173,902                --
                                                                         ------------      ------------

Pro forma net loss                                                       $ 1,439,060       $(1,067,625)
                                                                         ============      ============
Basic and diluted loss per share - as reported                           $     (0.03)      $     (0.22)

Basic and diluted loss per share - pro forma                             $     (0.04)      $     (0.22)

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

The aggregate purchase price of STR was $6,475,000 and consisted of $900,000 in cash, which was paid in October 2003, 1,539,779 shares of common stock valued at $5,100,000, a promissory note of $375,000 and acquisition costs of $100,000. The promissory note bears no interest and, pursuant to amended terms, became due in full on October 15, 2004. Holders of the shares of common stock were granted piggy-back registration rights. The promissory note is collateralized by all of the assets of STR and 40% of the common stock of STR held by Markland. At September 30, 2004 the remaining unpaid balance on the note was $50,000.

Markland also entered into a consulting agreement with the principal shareholder and employee of STR (see Note 11).

PURCHASE OF E-OIR TECHNOLOGIES, INC.
------------------------------------

On June 29, 2004, Markland acquired all of the outstanding stock of E-OIR Technologies, Inc. ("EOIR") for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. EOIR is a provider of technology and services to the US Army Night Vision Laboratories and has expertise in wide area remote sensing using both electro-optic and infrared technologies. The acquisition was consummated in furtherance of Markland's stated strategy of making synergistic acquisitions in order to provide products and services to Homeland Defense, the Department of Defense and U.S. Intelligence Agencies.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

In connection with this acquisition, Markland has also adopted a Stock Incentive Plan (see Note 9).

Unaudited pro forma financial information for the three months ended September 30, 2003, had the acquisitions of STR and EOIR been completed as of July 1, 2003, is as follows:

MARKLAND-STR-EOIR                               2003 (IN THOUSANDS)
------------------------------------------------------------------------

Revenues                                        $ 12,930
                                                ========

Operating Loss                                  $   (19)
                                                ========

Net loss applicable to common stockholders      $   (482)
                                                ========

Net loss applicable to common stockholders
     per common share                           $  (0.10)
                                                ========

4.       AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at September 30, 2004:

         Amortizable intangibles - EOIR                          $  11,755,000
         Amortizable intangibles - Ergo                                400,000
         Amortizable intangibles - ASI                               1,000,000
         Amortizable intangibles - STR                               1,967,944
                                                                 --------------
              Total amortizable intangibles                      $  15,122,944
         Accumulated amortization                                   (1,464,389)
                                                                 --------------
              Net amortizable intangibles                        $  13,658,555
                                                                 ==============

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of September 30, 2004. Accordingly, no amortization expense has been recorded through September 30, 2004. Amortization expense was $481,993 and $33,334 for the three months ended September 30, 2004 and 2003, respectively.

5.       LINES OF CREDIT

BANK LINE OF CREDIT
-------------------

EOIR has a $600,000 line of credit with Virginia Community Bank. It is secured by current accounts receivable with variable interest at the prime lending rate (4.75% at September 30, 2004) plus 1%. The line of credit expires in April, 2005. There was no balance due as of September 30, 2004.

6.       LONG-TERM DEBT

NOTE PAYABLE - AI
-----------------

In December 2003, Markland signed a note to finance an insurance premium. This note was fully paid as of September 30, 2004.

NOTE PAYABLE - STR ACQUISITION
------------------------------

On October 1, 2003, Markland issued a note in the amount of $375,000 in connection with the acquisition of STR. This note is payable in full by October 15, 2004. The outstanding balance at September 30, 2004 was $50,000.

On March 15, 2004, Markland agreed to pay to George Yang $40,000 of cash and issue an additional 50,000 shares of common stock valued at $66,500 in exchange for his agreement to extend the note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004. Accounts Payable at September 30, 2004 include $40,000 related to this agreement.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

NOTES PAYABLE - EOIR ACQUISITION
--------------------------------

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and interest is payable in quarterly installments over 60 months in addition to annual principal payments. The fair market value of these notes is $9,532,044 as determined by an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the notes. During the three months ended September 30, 2004, $73,398 was amortized to interest expense.

OTHER LONG-TERM BANK DEBT
-------------------------

Markland's other long-term bank debt consists of the following as of September
30, 2004: Wachovia Bank, secured by a vehicle, dated November, 2001 with monthly
payments of $877 including interest of 6.1%                                                      $21,288

First Market Bank, secured by research equipment,  dated October, 2002 with monthly
payments of $3,715 including interest of LIBOR plus 2.75% (5.23% at September 30, 2004)          139,530

First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest of
LIBOR plus 2.75%, (5.23% at September 30, 2004)                                                  130,540

First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly
payments of $3,514 including interest of 5.05%                                                    53,753

American Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of
$406 including interest of 4.70%                                                                  16,272
                                                                                                --------
                                                                                                $361,383
                                                                                                ========

CONVERTIBLE NOTE AND WARRANT PURCHASE AGREEMENT
-----------------------------------------------

On September 21, 2004, Markland Technologies, Inc. entered into a Purchase Agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. (together the "Investors") pursuant to which the Company sold warrants to purchase shares of common stock (the "Warrants") and secured convertible promissory notes (the "Convertibles Notes") for the aggregate consideration of $4,000,000. The Convertible Notes are initially convertible into $5,200,000 of common stock at a price of $0.80 per share, subject to certain adjustments as defined in the Purchase Agreement.

The Purchase Agreement contains standard representations, covenants and events of default. Occurrence of an event of default allows the Investors to accelerate the payment of the Convertible Notes and/or exercise other legal remedies, including foreclosing on collateral.

The Warrants entitle the Investors to purchase an aggregate of 5,200,000 shares of our common stock, at any time and from time to time, through September 21, 2009. The Convertible Notes are in the aggregate principal amount of five million two hundred thousand dollars ($5,200,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the Convertible Notes. Under the terms of the Convertible Notes, Markland is required to pay $4,000,000 of the outstanding principal and interest by March 15, 2005, and the remaining outstanding balance by September 21, 2005. At anytime, and at the option of the Investors, the outstanding principal and accrued interest of the Convertible Notes may be converted into shares of Markland's common stock.

The Company has granted a security interest in and a lien on substantially all of its assets to the Investors pursuant to the terms of a Security Agreement, dated September 21, 2004.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

As part of this financing, James LLC, the largest holder of Series D Preferred Stock, agreed not to sell any of its holdings of Series D Preferred Stock until the earlier to occur of: (1) notice from the Company and the investors that the transactions contemplated had been completed had been terminated, or (2) March 15, 2005. However, pursuant to the terms of the lock-up agreement, James, LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with Rule 144 of the Securities Act of 1933, as amended. In exchange, Markland agreed that under certain conditions, if they did not redeem the Series D stock by January 15, 2005, they would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $.80 per share.

Subject to conditions set forth in the Purchase Agreement, the Company may require the Investor to purchase $1,000,000 of Additional Notes on the Additional Closing Date.

On September 21, 2004, Markland estimated the fair value of the Warrants and allocated the gross proceeds of $4,000,000 on a relative fair value basis between the Convertible Notes and the Warrants. Based on this analysis, Markland estimated that the relative fair value of the Warrants and Convertible Notes were approximately $1,659,000 and $2,341,000, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the Convertible Notes could convert into 6,500,000 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $3,054,000. Since the beneficial conversion feature exceeded the carrying value of the Convertible Notes, the recognition of the beneficial conversion feature was limited to $2,341,000. The value of the warrants and beneficial conversion feature were recorded as additional paid in capital. The Convertible Notes were recorded net of the fair value of the Warrants and beneficial conversion feature at $0 and will be accreted to $5,200,000, the face value of the Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $218,071 for the three months ended September 30, 2004.

In conjunction with the issuance of these Convertible Notes and Warrants, Markland incurred financing costs of $541,220. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $22,697 in the three months ended September 30, 2004.

7.       EQUITY LINE

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

There can be no assurances that Markland will receive any proceeds from this agreement. As of September 30, 2004, Markland has not drawn down on this equity line and no shares have been registered by Markland related to this agreement. For all periods presented, Markland has determined that the fair value of this Put was not material.

8.       STOCKHOLDERS' EQUITY

PREFERRED STOCK:
----------------

The Company is authorized to issue 5,000,000 shares of preferred stock which may be issued in series with such designations, preferences, stated values, rights qualifications, or limitations as determined by the Board of Directors.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

         SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
         -----------------------------------------------

On June 30, 2003, Markland issued 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock in satisfaction of our remaining obligations under a promissory note. The Series A Preferred Stock has no par value, is non-voting and has a stated value of $10 per share. The Series A Preferred Stock is convertible at any time at the option of the Company, and cannot be converted by the holder. This stock is convertible at the rate of three shares of Series A Preferred Stock for each share of common stock. This conversion rate may be adjusted at any time by the Company as a result of either the sale of the Company or as a result of a stock split or stock dividend that is issued by the Company while these shares remain outstanding.

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

         SERIES C 5% CUMULATIVE CONVERTIBLE PREFERRED STOCK
         --------------------------------------------------

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

At September 30, 2004, there were no shares of Series C Preferred Stock issued or outstanding.

8.       STOCKHOLDERS' EQUITY (CONT)

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

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

------------------------------------------------------------ -------------------

AVERAGE CLOSING BID PRICE (1)                                DISCOUNT FACTOR
-----------------------------                                ---------------
------------------------------------------------------------ -------------------
$15.00 or less                                                           80%
------------------------------------------------------------ -------------------
more than $15.00, but less than or equal to $30.00                       75%
------------------------------------------------------------ -------------------
more than $30.00, but less than or equal to $45.00                       70%
------------------------------------------------------------ -------------------
more than $45.00                                                         65%
------------------------------------------------------------ -------------------

         ----------------------
         (1) After an adjustment for a 1-for-60 reverse stock split effective October 27, 2003.

The Series D preferred stock can be converted only to the extent that the Series D stockholder will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock.

During the three months ended September 30, 2004, 5,061 shares of Series D were converted into 11,699,747 common shares of the Company.

At September 30, 2004 there were 17,725 shares of Series D outstanding.

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

COMMON STOCK ISSUANCES
----------------------

Markland has entered into compensation agreements with certain officers and a consultant (see Note 11) which provide for, among other things, certain performance-based stock grants. In connection with these agreements, Markland issued 3,020,707 shares of common stock during the three months ended September 30, 2004. Due to the indeterminate number of shares to be issued under these agreements, Markland accounts for these stock compensation plans under variable accounting.

During the three months ended September 30, 2004, Markland also issued the following:

         o        266,109 shares of its common stock
                  to other employees and consultants as compensation

         o 11,699,747 shares of its common stock on conversion of 5,061 Series D shares.

         o 833,333 shares of its common stock in connection with satisfying reset rights of an existing investor and a result of the Convertible Note and Warrant Purchase Agreement entered into on September 21, 2004 (see Note 6).

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

         o 226,096 shares with a fair value of $108,528 of its common stock issued as finders fees in connection with its acquisition of EOIR which was recorded as additional goodwill.

For the three months ended September 30, 2004, Markland recognized unearned compensation, par value and additional paid in capital and stock compensation expense (benefit) of $(603,140), $(622,283) and $(19,143) respectively.

Markland has established the following reserves for the future issuance of common stock as follows:

         Reserve for the exercise of warrants                       19,903,549
         Reserve for stock option plans                             25,000,000
         Reserve for conversion of Series A Preferred Stock             10,000
         Reserve for conversion of Series D Preferred Stock         28,421,474
                                                                 --------------
                 Total reserves                                     73,335,023
                                                                 ==============

The Company is also obligated to issue certain shares under employment and consulting agreements (see Note 11).

9.       OPTIONS AND WARRANTS

In conjunction with the Company's acquisition of EOIR, the Company adopted the 2004 Stock Incentive Plan ("the Plan"). The Plan authorizes the Company to issue up to 25,000,000 common shares in the form of options, stock awards, performance share awards or stock appreciation rights.

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

One employee received five options, each of which allows for the purchase of a number of shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of the stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of the stock on the vesting date. The intrinsic value of these options based on the fair value of the stock on September 30, 2004 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of September 30, 2004, the maximum number of shares issuable under these options is 1,210,213.

For the three months ended September 30, 2004, the Company recorded $198,848 in non-cash compensation relating to the above options.

Markland has also agreed to grant options to purchase an additional 5,000,000 shares of common stock to employees of EOIR in the future. Markland expects that these options will vest over five years after the date of grant and will have an exercise price equal to the fair market value of the common stock on the date of grant.

There were no options issued in the three months ended September 30, 2004 and no options were vested at September 30, 2004.

At September 30, 2004, the Company had the following outstanding warrants:

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                   Number of
                                                     Shares               Exercise               Date of
                                                  Exercisable              Price               Expiration
                                                -----------------     -----------------     ------------------
Issued in conjunction with April 2, 2004
   private placement                               3,333,333               $1.25              April 2, 2007
                                                    333,333                $1.40              April 2, 2007
Issued in conjunction with April 16, 2004
   private placement                               3,333,333               $1.50             April 16, 2007
                                                     25,000                $2.00             April 16, 2007
                                                     50,000                $1.00             April 21, 2004
Issued in conjunction with May 3, 2004
   private placement                               7,098,750               $1.50               May 3, 2007
                                                                                               May 3, 2007
                                                    529,800                $1.50
Issued in conjunction with September 21, 2004                                                 September 21,
   convertible note                                5,200,000               $1.50                  2009
                                                -----------------

                    Total                          19,903,549
                                                =================

Weighted average exercise price                                            $1.45
                                                                      =================
Weighted average remaining life                                                                3.52 years
                                                                                            ==================

10.      NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                                                Shares Potentially
                                                                                     Issuable
                                                                                ------------------
Series A Redeemable Convertible Preferred Stock                                          10,000
Series D Convertible Preferred Stock (convertible at 80% of market value)            28,421,474
Stock options                                                                        10,555,950
Warrants                                                                             19,903,549
Employment and consulting agreements                                                 14,415,564
                                                                                     ----------
         Total as of September 30, 2004                                              73,306,537
                                                                                     ==========

11.      COMMITMENTS AND CONTINGENCIES

COMPENSATION AGREEMENTS
-----------------------

Effective January 2003, Markland entered into a one-year compensation agreement with the former chief executive officer and three three-year agreements with an officer, the president and chief financial officer, and two consultants to Markland, Robert Tarini and Verdi Consulting, which provided for aggregate remuneration of $47,500 per month.

One of these agreements provided for the issuance of 1.67% of Markland's outstanding common stock in multiple installments in 2003. A final issuance occurred as of December 31, 2003, so that the total amount of shares issued equaled 1.67% of the outstanding common stock as of December 31, 2003.

In addition, these agreements provided in total for the issuance of 5.01% of the Company's outstanding common stock in four installments in 2003 on a fully diluted basis based upon certain performance criteria being met. If necessary, an additional issuance will occur in January 2004, so that the total amount of shares issued will equal 5.01% of the outstanding common stock calculated on a fully-diluted basis assuming the conversion of all convertible securities as of December 31, 2003.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

In June 2004, these agreements were modified to remove the anti-dultion provision. During the three months ended September 30, 2004, a total of 3,020,706 shares of common stock were issued under these new agreements.

In connection with the STR acquisition, Markland entered into a one year consulting agreement, as amended on March 17, 2004, with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, Markland shall pay to Consultant the sum of $285,000 (the "fee"). The fee shall be payable as follows: $25,000 is payable on July 15, 2004, a second payment in the amount of $35,000, is payable on August 15, 2004, a third payment in the amount of $60,000 is payable on September 15, 2004, a fourth payment in the amount of $60,000 is payable on October 15, 2004, a fifth payment in the amount of $60,000 is payable on November 15, 2004 and the sixth and final payment in the amount of $45,000 is payable on December 15, 2004. As of September 30, 2004, Markland has accrued $225,625 related to this agreement.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

FACILITY RENTAL
---------------

STR leases its location in Fredericksburg, VA, on a month-to-month basis without a formal agreement. Rent expense relating to this location was $6,937 per month.

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

INCOME TAXES
------------

The Company is currently delinquent on its corporate federal and state income tax filings. The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the three months ended September 30,2004.

GOVERNMENT CONTRACTS
--------------------

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency. The Company has limited experience with these audits.

12.      INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2004 and 2003, due to the Company's operating losses and a full valuation reserve.

The Company's deferred tax asset before valuation allowance is approximately $7,800,000 and at September 30, 2004 consisted primarily of net operating loss carry forwards. The change in the valuation allowance for the three months ended September 30, 2004 was approximately $1,200,000. When filed, the Company's net operating loss carry forwards of approximately $19,000,000 will expire in varying amounts through 2024. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

13.      RELATED PARTY TRANSACTIONS

Robert Tarini, our chief executive officer is also chief executive officer of Syquest, Inc. Syquest performs software and engineering development for the Markland Group and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the three months ended September 30, 2004 Syquest provided $65,359 in engineering and software services and charged 18,000 for rent.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

14.      LITIGATION

On June 28, 2004, Charles Wainer filed a civil suit against the Company in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, the Company answered the complaint and denied any liability.

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

The Company believes that the allegations in this lawsuit are entirely without merit. The Company has filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company has also filed a demurrer seeking to dismiss certain claims. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

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

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

15.      SUBSEQUENT EVENTS

SUBSEQUENT STOCK ISSUANCES
--------------------------

Between September 30, 2004, and November 12, 2004, executives and consultants of the company were issued 3,616,438 shares of common stock based on employment agreements, on July 1, and October 1, 2004,

RESIGNATION OF DIRECTOR
-----------------------

On November 1, 2004, Gregory A. Williams notified the Board of Directors of Markland Technologies, Inc. of his resignation from the Board of Directors of the Company and his positions as Director, Executive Vice President, Chief Financial Officer, and Chief Operating Officer of the Company's wholly owned subsidiary, EOIR Technologies, Inc. ("EOIR"). Mr. Williams was a shareholder of EOIR prior to the acquisition of EOIR by the Company on June 29, 2004. To the knowledge of the Company, Mr. Williams' resignation was not in connection with any disagreement concerning matters relating to the Company's operations, policies or practices.

On November 1, 2004, Mr. Williams, the Company, and EOIR entered into an Agreement and General Release detailing the terms and conditions of Mr. Williams' resignation (the "Separation Agreement"). The Separation Agreement states, among other things, that (a) the Company is to pay Mr. Williams twelve months of severance and all accrued and unused vacation time, (b) Mr. Williams is entitled to retain all benefits until the earlier of December 31, 2005 or when Mr. Williams finds new employment, (c) the vesting of 40% of the non-statutory stock options held by Mr. William is accelerated; and (e) Mr. Williams reaffirms his confidentiality and non-competition obligations and agrees not to compete with or solicit employees from EOIR for a period of twelve months.

EQUITY FINANCING
----------------

On November 9, 2004, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Harborview Master Fund, LP and Southridge Partners, LP (the "Investors") pursuant to which we sold warrants to purchase shares of our common stock and secured convertible promissory notes for the aggregate consideration of $1,350,000. We received net proceeds of $1,174,500 from this private placement. We intend to use the proceeds from this offering for working capital. The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended. The Investors are "accredited investors" within the meaning of Regulation D.

The Securities Purchase Agreement contains standard representations, covenants and events of default. Occurrence of an event of default allows the Investors to accelerate the payment of the notes and/or exercise other legal remedies, including foreclosing on collateral.

The notes issued in connection with this private placement are in the aggregate principal amount of one million seven hundred fifty five thousand dollars ($1,755,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the notes. The notes will mature on November 9, 2005.

At any time, and at the option of the Investors, the outstanding principal and accrued interest of the notes may be converted into shares of our common stock at an initial conversion price per share of $0.80.

Under the terms of each these notes, we are required to pay a principal amount on each note equal to the consideration paid by the Investor holding such note plus any accrued interest by March 15, 2005, and the remaining outstanding balance by November 9, 2005. If we do not make the March 15, 2005 prepayment, the conversion price will be adjusted from $0.80 per share to the lower of (i) $0.80 and (ii) a floating rate equal to 80% of average closing price per share of our common stock for the five trading days preceding conversion.

                   MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

In the event we issue common stock or common stock equivalents at a price per share below the then effective conversion price of the convertible notes, the conversion price will be reduced to that lower price per share.

The warrants issued in connection with this private placement entitle the Investors to purchase an aggregate of 2,193,750 shares of our common stock, at any time and from time to time, through November 9, 2009.

Under the terms of the warrants, if we do not make a prepayment of an aggregate of $1,350,00 in principal, plus any interest having accrued thereon, on the notes issued to the Investors in this private placement by March 15, 2005, the exercise price of the warrant will be reduced from $1.50 to the lesser of (i) $0.792 and (ii) 80% of the average closing price per share of our common stock on the date the adjustment is made.

Adjustments are also required in the event that we issue common stock or common stock equivalents at a price per share below the then effective exercise price of the warrants. The exercise price will be reduced to that lower price per share

In the event any of the foregoing adjustments are made, the warrants will become exercisable for a number of shares equal to the aggregate exercise price (i.e., the exercise price per share multiplied by the number of underlying shares) prior to the adjustment divided by the adjusted exercise price per share.

We have agreed to prepare and file with the SEC a registration statement covering the resale of all of the shares of our common stock issuable upon conversion of the notes and the exercise of the warrants issued in connection with this private placement, as provided in the Securities Purchase Agreement dated November 9, 2004.

The investors in our September 21, 2004 private placement have consented to the inclusion of the Investors, and additional selling shareholders with piggy back registration rights, in the filing of the registration statement on Form SB-2 to be filed in connection with our September 21, 2004 private placement. In addition, they have waived their rights to liquidated damages pursuant to the Registration Rights Agreement dated September 21, 2004, that would have been paid for our filing of the registration statement on November 10, 2004.

The terms of the Securities Purchase Agreement with the Investors requires that if either: (i) the registration statement is not declared effective by December 20, 2004, or within five trading days after the SEC notifies us that the registration will not be reviewed or is not subject to further review or comments; or (ii) this registration statement is suspended for more than an aggregate of 20 trading days, whether or not consecutive, in any twelve-month period, we will be required to pay each of the Investors liquidated damages in an amount equal to 2% of such Investor's investment amount, half of which may, at our option, be paid in common stock of equivalent value. Such value shall be determined based on the lower of (i) the average of the closing price of our common stock for the five days preceding the payment date and (ii) the closing price of our common stock on the day preceding the date that stock is delivered to the Investors.

We have granted a security interest in and a lien on substantially all of our assets to the Investors pursuant to the terms of the Securities Purchase Agreement, dated November 9, 2004. This security interest is subordinated to the security interests granted in connection with the acquisition of EOIR and the September 21, 2004 private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

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

         o RESULTS OF OPERATIONS. This section provides an analysis of Markland's results of operations for the fiscal quarters ended September 30, 2004 and September 30, 2003. This analysis is presented on a consolidated basis.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of Markland's cash flows for the fiscal quarters ended September 30, 2004 and September 30, 2003, as well as a discussion of recent financing arrangements including financings that were closed on September 21, 2004 and November 9, 2004.

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

         We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this Form 10-QSB. Our business, as it exists today, consists of four business areas: remote sensor systems for military and intelligence applications, chemical detection, border security and advanced technologies.

         Our primary sources of operating revenue are from our wholly owned subsidiary E-OIR Technologies, Inc. ("EOIR"), which was acquired by us on June 29, 2004. EOIR offers products and services which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

         Prior to the acquisition of EOIR, our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system produced by our wholly owned subsidiary Science and Technology Research Inc. ("STR"), border security logistics products and services provided by our wholly owned subsidiary Ergo Systems, Inc. ("ERGO"), and Small Business Investment Research ("SBIR") funded research grants for the development of gas plasma antenna technology.

         Our acquisition of EOIR has materially changed our business. We completed our acquisition of EOIR on June 29, 2004. We have included a discussion of certain financial information concerning EOIR in our discussion and analysis of our financial condition and results of operations. Information concerning the EOIR acquisition can be found in our Current Report on Form 8-K/A filed with the SEC on September 13, 2004 (File #000-28863) which includes audited financial statements for EOIR for the years ended December 31, 2003 and December 31, 2002, and unaudited financial statements for the three months ended March 31, 2004, as well as unaudited pro forma information for fiscal year ended June 30, 2003 and the nine months ended March 31, 2004.

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

         STR has a contract with the U.S. Navy to be the sole producer of the U.S. Navy's shipboard Automatic Chemical Agent Detection and Alarm System used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. STR's sole source of revenues is this contract with the United States Navy which has a total potential value of approximately $37,000,000 over its period of performance. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract. We are experiencing a decline in demand for our chemical detector unit from the U.S. Navy. We plan to compensate for this reduced demand by marketing this technology to new customers within the Homeland Security marketplace and by combining it with other technologies for sale to customers other than the US Navy. During the three months ended September 30, 2004 our subsidiary STR recognized approximately $66,032 of revenue from this contract.

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

         During the fiscal year we entered into a teaming agreement with Accenture, who was recently awarded the US VISIT Contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the US. We have recently been awarded a subcontract which enables the company to derive revenues from the US VISIT Contract. During the three months ended September 30,2004 our subsidiary Ergo Systems, Inc. recognized approximately $196,588 of revenue from these contracts. Management believes that the potential for increased revenues has been greatly enhanced by this subcontract award.

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

COMPANY HISTORY

         EVENTS PRIOR TO FISCAL 2002. Markland, previously known as Quest Net, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corp. In 2001 our only asset was the stock of a subsidiary, CWTel, Inc. ("CWTel"), a company in the telecommunications business. We acquired this company in March 2000 and secured our payment obligations with 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock. CWTel filed for bankruptcy and was liquidated on March 11, 2002. After the bankruptcy of our subsidiary, we had no active business operations. On June 30, 2003, we issued 30,000 shares of our Series A Non-Voting Redeemable Convertible Preferred Stock in satisfaction of our remaining obligations to the holder of the security interest.

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

EVENTS AFTER FISCAL 2004
------------------------

         o On September 21, 2004, we sold secured convertible promissory notes and warrants to purchase shares of common stock to two institutional investors for approximately $4,000,000.

FINANCING ACTIVITIES AFTER SEPTEMBER 30, 2004
---------------------------------------------

         o On November 9, 2004 we sold convertible promissory notes and warrants to purchase shares of common stock to two institutional investors for approximately $1,350,000.

      RESULTS OF OPERATIONS COMPARISON OF SEPTEMBER 2003 AND SEPTEMBER 2004

         REVENUE:

         Revenue for the fiscal quarter ended September 30, 2004 was $15,769,851 compared to $306,724 for the same period in 2003. Our EOIR subsidiary accounted for approximately 98% of these revenues in the three months ended September 30, 2004

         EOIR's most significant source of revenues is a contract with the United States Army Night Vision and Electronic Sensors Directorate. Approximately 84% of our revenues were received from this contract. We expect orders to continue at current levels under this contract, however, no assurance can be given that they will continue or continue at current levels.

         COST OF REVENUES:

          Cost of revenues for the fiscal quarter ended September 30, 2004 was $12,442,893, compared to $256,956 for the same period in 2003. Cost of revenues increased as a result of an increase in sales resulting from our acquisition of EOIR. We expect that cost of revenues will increase if sales increase, but that our gross margins will improve with increased sales as we expect to increase the sale of higher margin products and services into our revenue base as we better diversify our customer and contract base.

         Gross profits for the quarter ended September 30, 2004 was $3,326,958 compared to $49,768 for the same period in 2003. Gross profits increased as a result of additional revenue from the acquisition of EOIR. Gross profit as a percentage of revenue was approximately 21%. We expect this percentage to increase if sales from our EOIR subsidiary increase.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expense for the quarter ended September 30, 2004 was $3,571,040 compared to $497,812 in the same period in 2003.

         Selling, general and administrative expense was primarily composed of payroll, consultants, legal and accounting fees, and vendors. The increase in selling, general and administrative expense was primarily due to increases in staff resulting from the acquisition of EOIR and increases due to related sales growth. As reported on our current report on Form 8-K/A filed with the SEC on September 13, 2004, EOIR's selling, general and administration expense was $5,622,521 and $5,188,798, for the fiscal years ended December 31, 2003 and 2002 respectively.

         RESEARCH AND DEVELOPMENT:

         During the fiscal quarter ended September 30, 2004, we did not spend anything on research and development activities. During the fiscal year ended 2003, $522,657 was spent on research and development activities. During the fiscal year ended June 30, 2004, we reduced our research and development efforts to concentrate our financial resources on product marketing activities. We do not expect to have material research and development expenses in the near term.

         COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Compensatory element of stock issuances for selling, general and administrative expenses for the quarters ended September 30, 2004 and September 30, 2003 was a benefit of $19,143 and a charge of $401,980, respectively. In the fiscal quarter ended September 30, 2004, this amount consisted of a negative charge as a result of revaluations made at quarters end to unearned compensation balances. We do not expect such negative charges to recur. We use our equity to compensate management and consultants who provide services to us. We expect to continue to do so in the future. For this reason we expect to continue to incur such charges.

         OPERATING LOSS:

         Loss from operations for the quarter ended September 30, 2004 was $748,653. This loss resulted primarily from selling, general and administrative expenses, which were offset by gross profit. We believe that we will incur non-cash charges for the compensatory element of stock issuances in future quarters. Such charges will increase operating loss or reduce operating profit if we have operating profits.

         Loss from operations for the quarter ended September 30, 2003 was $883,358. This loss resulted primarily from non-cash charges for the compensatory element of stock issuances of $401,980 and from selling, general and administrative expenses, which were offset to a small extent by gross profit.

         INTEREST EXPENSE:

         Interest expense for the quarter ended September 30, 2004 and September 30, 2003 was $503,215 and $28,578 respectively. Interest and financing expense was from notes payable issued for bridge financing, premium financing arrangements and other financing costs.

         In connection with our acquisition of EOIR, EOIR issued, and we guaranteed, $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,605,442 at September 30, 2004. We expect significant increases in interest expense as a result of this financing and the convertible debt financing completed on September 21, 2004.

         PREFERRED STOCK DIVIDENDS:

         There were no Preferred Stock dividends for the quarter ended September 30, 2004.

         All of Series C Preferred Stock has been converted. As a result none is outstanding.

         Preferred Stock dividends for the quarter ended September 30, 2003 were $155,689. This consisted of deemed dividends to the holder of our Series C Preferred Stock of $65,689 and deemed dividends to the holder of our Series D Preferred Stock of $90,000. We expect to continue to finance our operations with additional debt and equity financing including, possibly, additional sales of our Series D Preferred Stock with beneficial conversion features. Such financing could result in additional charges for preferred stock dividends and conversions of Series D Preferred Stock into common stock.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

         Net loss applicable to common stockholders for the quarters ended September 30, 2004 and September 30,2003 was $1,246,021 ($0.03 per share) and $1,067,625 ($0.22 per share) respectively. Our weighted average number of shares outstanding on September 30, 2004 and September 30, 2003 were 38,352,594 and 4,746,887, respectively. The reduction in net loss per share from the prior period is due primarily to the increase in number of shares outstanding. Shares outstanding increased primarily as a result of our financing activities.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended September 30, 2004, we experienced $2,503,859 of positive cash flow from operating activities. This cash flow was the result of a loss of $1,246,021 from continuing operations offset in part by non-cash charges for amortization of intangible asset of $481,933 non-cash interest payments of $314,166 and an increase in accounts payable of $4,069,967.

         On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,605,442 at September 30, 2004. We expect significant increases in interest expense as a result of this financing.

         On September 21, 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $4,000,000 and in the aggregate principal amount of $5,200,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $218,071 at September 30, 2004 and the balance will be accreted over the life of the loan.

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

GOING CONCERN

         For three months ended September 30, 2004 and September 30, 2003, we incurred a loss from continuing operations of $1,246,021 and $ 911,936 respectively.

         We have limited finances and require additional funding in order to market and license our products. There is no assurance that we can reverse our operating losses, or that we can raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

         The report of our independent registered public accounting firm for the fiscal year 2004 includes an explanatory paragraph as to the uncertainty that we will continue as a going concern. While we have experienced operating losses in the past, due to our acquisition of EOIR, the operating portion of our business is currently cash flow positive. Our business plan is to continue to grow our customer base and our revenues and to control and monitor operating expenses and capital expenditures. In addition, after the conclusion of the 2004 fiscal year, we consummated a financing through which we realized net cash of approximately $3,460,000, which if not converted is repayable by September 30, 2005. We believe that our business as currently constituted will produce positive cash flow which, together with our current cash levels, will enable us to meet our existing financial obligations as they come due during the current fiscal year. However, we can provide no assurance that the performance of our business will meet our expectations.

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

         As of September 30,2004, , we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three months ended September 30, 2004 and 2003.

         REVENUE RECOGNITION

         We recognize product revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and
(4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the warehouse of the United States Navy, the Company recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract.

Revenues from time and materials contracts are recognized as costs are incurred.

Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract.

Prvisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performace, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract sttlements may result in revision to cost and income and are recognized in the period in which the revisions are determined.

The Company partcipates in teaming agreements where they are the primary contractor and they participate with other organizations to provide services to the Federal government. The

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 3. CONTROLS AND PROCEDURES.

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

         Prior to the acquisition of EOIR, the limited size of our internal financial and controls staff did not permit a significant amount of time or expense on monitoring and oversight of our general administrative and financial functions. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters prior to the acquisition of EOIR the Company: (i) had a less than desirable number of people performing a majority of the financial duties, (ii) lacked the desired internal financial and controls staff resources for a comprehensive internal audit function, and (iii) and in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, which include additional administrative personnel acquired with EOIR, and the recent addition of an outside consultant, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There is no change in our internal control over financial reporting during our first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On June 28, 2004, Charles Wainer filed a civil suit against the Company in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, the Company answered the complaint and denied any liability.

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

         The Company believes that the allegations in this lawsuit are entirely without merit. The Company has filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company has also filed a demurrer seeking to dismiss certain claims. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         During the period ending September 30, 2004, various holders of the Company's Series D Convertible Preferred Stock converted shares of preferred stock into shares of common stock. The total shares issued under such conversions was approximately 11,568,137. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On July 28, 2004, we issued 1,006,902 shares of our common stock to each of Robert Tarini and Verdi Consulting, 301,370 shares of common stock to Kenneth Ducey, Jr. and 705,532 shares of common stock to Asset Growth Company in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 11 of our Condensed Consolidated Financial Statements.

         During the three months ended September 30, 2004, the Company issued an aggregate of 227,776 shares of common stock to various consultants and employees under existing contacts. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales not involving a public offering.

         Pursuant to employment agreements dated July 15, 2004, the company issued 38,333 shares of common stock to two employees on August 26, 2004. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On September 9, 2004, the Company issued 226,096 shares of common stock to Tameracq Partners, Inc. pursuant to a consulting agreement in connection with the Company's recent mergers and acquisitions. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On September 21, 2004, we entered into a Purchase Agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd, pursuant to which we sold warrants to purchase 6,500,000 shares of our common stock and secured convertible promissory notes in the principal amount of $5,200,000, for the aggregate consideration of $4,000,000. We received net proceeds of $3,480,000 from this private placement. The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended. For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

         On September 22, 2004, the Company issued 833,333 shares to investors that participated in the Company's April 2, 2004 private placement in exchange for their waiver and release of certain rights. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

SUBSEQUENT STOCK ISSUANCES
--------------------------

         On October 4, 2004, we issued 1,205,479 shares of our common stock to each of Robert Tarini and Verdi Consulting, 301,370 shares of common stock to Kenneth Ducey, Jr. and 904,110 shares of common stock to Asset Growth Company in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 11 of our Condensed Consolidated Financial Statements.

         On November 9, 2004, we entered into a Securities Purchase Agreement with Harborview Master Fund, LP and Southridge Partners, LP pursuant to which we sold warrants to purchase 2,193,750 shares of our common stock and secured convertible promissory notes in the principal amount of $1,755,000, for the aggregate consideration of $1,350,000. We received net proceeds of $1,174,500 from this private placement. The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended. For more information concerning this transaction please refer to Note 15 of our Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---
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

    4.3      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.3
             April 2, 2004

    4.4      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.4
             April 16, 2004

    4.5      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.5
             May 3, 2004

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---
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

             Consulting Agreement by and between
             Markland Technologies, Inc. and George
    4.8      Yang, dated September 30, 2003.                                 8K        November 12, 2003       10.3

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

   4.16      Form of Common Stock Purchase Warrant                           8-K       September 23, 2004      99.5
             issued by Markland Technologies, Inc. on
             September 21, 2004

   4.17      Lock-up Agreement by and among Markland                         8-K       September 23, 2004      99.7
             Technologies, Inc., Robert Tarini, and
             Kenneth Ducey, Jr.

   4.18      Lock-up Agreement by and between Markland                       8-K       September 23, 2004      99.6
             Technologies, Inc. and James, LLC.

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

   10.2      Securities Purchase Agreement by and among                     SB-2          May 11, 2004         10.2
             Markland Technologies, Inc. and the
             Investors named therein, dated April 16,
             2004.

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.3      Securities Purchase Agreement by and                           SB-2          May 11, 2004         10.3
             between Markland Technologies, Inc. and the
             Investors named therein, dated May 3, 2004.

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

   10.5      Promissory Note made by Markland                                8K        November 12, 2003       10.4
             Technologies, Inc., in favor of George
             Yang, dated September 30, 2003.

   10.6      Security Agreement by and between Markland                     SB-2          May 11, 2004         10.6
             Technologies, Inc. and George Yang, dated
             September 30, 2003.

             Guaranty by Markland Technologies, Inc. in
             favor of George Yang, dated September 30,
   10.7      2003.                                                          SB-2          May 11, 2004         10.7

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

   10.11     Security Agreement by and between Security                     SB-2          May 11, 2004         10.11
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.

   10.12     Security Agreement by and between Markland                     SB-2          May 11, 2004         10.12
             Technologies, Inc. and Bay View Capital LLC.

   10.13     Sublicense Agreement by and between                            SB-2          May 11, 2004         10.13
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2004.

   10.14     ASI Technology Corporation SBIR Phase II                      SB-2/1A       June 16, 2004         10.14
             Proposal, dated October 8, 2001.

   10.15     ASI Technology Corporation Contract                           SB-2/1A       June 16, 2004         10.15
             with Air Force Office of Scientific Research,
             dated August 1, 2002.

   10.16     ASI Technology Corporation Contract with                      SB-2/1A       June 16, 2004         10.16
             Naval Surface Warfare Center, dated January
             31, 2003.

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.17     Stock Purchase Agreement by and among Ocean                     8-K        January 28, 2003       10.1
             Data Equipment Corporation, Ergo Systems,
             Markland Technologies, and Security
             Technology, Inc., dated December 9, 2002.

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

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.30     Employment and consulting agreements, dated                   10-KSB       October 14, 2003       10.18
             December 5, 2002, for Delmar Kintner,
             Kenneth Ducey, Robert Tarini, and Verdi
             Consulting.

   10.31     Nonexclusive License Agreement by and between                  SB-2          May 11, 2004         10.31
             Science & Technology Research , Inc. and
             the Secretary of the Navy, dated 11/4/03.

   10.32     International Distribution Agreement                           SB-2          May 11, 2004         10.32
             between Markland Technologies, Inc. and
             Tradeways.

   10.33     Science & Technology Research contract                         SB-2          May 11, 2004         10.33
             Naval Surface Warfare Center, dated January
             31, 2003.

   10.34     Subcontract Agreement by and between ERGO                      SB-2          May 11, 2004         10.34
             Systems, Inc. and Computer Sciences
             Corporation ,dated December 8, 2003.

   10.35     Lease for Property in Fredericksburg,                         SB-2/1A       June 16, 2004         10.35
             Virginia.

   10.36     Co-Operative Research and Development                         SB-2/1A       June 16, 2004         10.35
             Agreement between Markland Technologies,
             Inc. and the U.S. Air Force.

   10.37     Employment Agreement by and between                           10-QSB         May 24, 2004         10.32
             Markland Technologies, Inc. and Robert
             Tarini, dated May 12, 2004 .

   10.38     Employment Agreement by and between                           10-QSB         May 24, 2004         10.33
             Markland Technologies, Inc. and Kenneth
             Ducey, Jr., dated May 12, 2004.

   10.39     Strategic Operations Contractor Agreement                     10-QSB         May 24, 2004         10.34
             by and between Markland Technologies, Inc.
             and Asset Growth Company, dated May 12,
             2004.

   10.40     Consulting Agreement by and between                           10-QSB         May 24, 2004         10.35
             Markland Technologies, Inc. and Chad A.
             Verdi, dated May 12, 2004.

   10.41     Amendment to Employment Agreement between                     SB-2/1A       June 16, 2004         10.41
             Markland Technologies Inc. and Robert
             Tarini dated June 16, 2004.

   10.42     Amendment to the Employment                                   SB-2/1A       June 16, 2004         10.42
             Agreement between Markland
             Technologies Inc. and Kenneth P. Ducey,
             dated June 16, 2004.

   10.43     Amendment to the Consulting Agreement                         SB-2/1A       June 16, 2004         10.43
             between Markland Technologies Inc. and
             Verdi Consulting, dated June 16, 2004.

   10.44     Amendment to the Strategic Operations                         SB-2/1A       June 16, 2004         10.44
             Contractor Agreement by and between
             Markland Technologies, Inc. and Asset
             Growth Company, dated June 16, 2004.

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.45     Purchase Agreement between Markland                             8-K       September 23, 2004      99.1
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.

   10.46     Security Agreement between Markland                             8-K       September 23, 2004      99.2
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.

   10.47     Form of Secured Convertible Promissory Note                     8-K       September 23, 2004      99.4
             issued by Markland Technologies, Inc., on
             September 21, 2004.

   10.48     Night Vision Electronic Sensors Directorate                   10-KSB       October 13, 2004       10.48
             (NVESD) Omnibus Contract between E-OIR Measurement Inc., a subsidiary of EOIR and United States Army Night Vision and
             Electronic Sensors Directorate.

   10.49     Securities Purchase Agreement between                          SB-2       November 10, 2004       10.50
             Markland Technologies, Inc., Harborview
             Master Fund L.P. and Southridge Partners LP
             dated November 9, 2004.

   10.50     Form of Convertible Note issued to                             SB-2       November 10, 2004       10.51
             Harborview Master Fund L.P. and Southridge
             Partners LP.

   10.51     Form of Warrant issued to Harborview Master                    SB-2       November 10, 2004       10.52
             Fund L.P. and Southridge Partners LP.

   10.52     Subordination Agreement between DKR                            SB-2       November 10, 2004       10.53
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.

   10.53     Conditional Waiver and Consent between DKR                     SB-2       November 10, 2004       10.54
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.

   10.54     Stock Purchase Agreement by and between                         8-K         June 30, 2004          2.1
             Markland and EOIR, dated June 30,
             2004

   10.55     Forms of Promissory Note.                                       8-K         June 30, 2004          2.2

   10.56     Security Agreement by and between EOIR and                      8-K         June 30, 2004          2.3
             sellers of EOIR stock, dated June 30, 2004.

   10.57     2004 Stock Option Plan, adopted June 30,                        8-K         June 30, 2004          2.4
             2004.

   10.58     Preferred Securities Purchase Agreement.                        8-K         June 30, 2004          2.5

   10.59     Pledge and Security Agreement.                                  8-K         June 30, 2004          2.6

   10.60     Forms of Stock Option.                                          8-K         June 30, 2004          2.7

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.61     Agreement and General Release, dated                X
             November 1, 2004, between Markland
             Technologies, Inc. and Gregory A. Williams.         X

   31.1      Certification by CEO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

   31.2      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

   32.1      Certification by CEO and CFO of Periodic            X
             Report Pursuant to 18 U.S.C. Section 1350

(b) REPORTS ON FORM 8-K

      On July 13, 2004, the Company filed a Current Report on Form 8-K reporting
Item 4 and containing certain information regarding the Company's change of independent registered public accounting firm.

      On July 15, 2004, the Company filed a Current Report on Form 8-K/A reporting Item 4 and containing certain information regarding the Company's change of independent registered public accounting firm.

      On August 11, 2004, the Company filed a Current Report on Form 8-K reporting Items 5, 7, and 12 and containing financial information for the month ended July 31, 2004 and forward-looking statements, all as presented in a press release of August 10, 2004

      On September 13, 2004, the Company filed a Current Report on Form 8-K/A reporting Item 7 and containing certain audited and pro-forma financial information relating to its acquisition of EOIR Technologies, Inc. on June 29, 2004.

      On September 23, 2004, the Company filed a Current Report on Form 8-K reporting Items 1.01, 2.01, and 3.02 and containing certain information in connection with the Company's private placement of securities on September 21, 2004.

      On September 23, 2004, the Company filed a Current Report on Form 8-K, reporting Items 8.01 and 9.01 and containing certain information in connection with the Company's private placement of securities on September 21, 2004, and forward-looking statements, all as presented in a press release of September 23, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MARKLAND TECHNOLOGIES, INC.

Date: November 15, 2004                      By:     /S/ ROBERT TARINI
                                                 -------------------------------
                                                     Robert Tarini
                                                     Chairman, Director, and
                                                     Chief Executive Officer

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---
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

    4.3      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.3
             April 2, 2004

    4.4      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.4
             April 16, 2004

    4.5      Form of Common Stock Purchase Warrant dated                    SB-2          May 11, 2004          4.5
             May 3, 2004





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---
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

             Consulting Agreement by and between
             Markland Technologies, Inc. and George
    4.8      Yang, dated September 30, 2003.                                 8K        November 12, 2003       10.3

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

   4.16      Form of Common Stock Purchase Warrant                           8-K       September 23, 2004      99.5
             issued by Markland Technologies, Inc. on
             September 21, 2004

   4.17      Lock-up Agreement by and among Markland                         8-K       September 23, 2004      99.7
             Technologies, Inc., Robert Tarini, and
             Kenneth Ducey, Jr.

   4.18      Lock-up Agreement by and between Markland                       8-K       September 23, 2004      99.6
             Technologies, Inc. and James, LLC.

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

   10.2      Securities Purchase Agreement by and among                     SB-2          May 11, 2004         10.2
             Markland Technologies, Inc. and the
             Investors named therein, dated April 16,
             2004.





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.3      Securities Purchase Agreement by and                           SB-2          May 11, 2004         10.3
             between Markland Technologies, Inc. and the
             Investors named therein, dated May 3, 2004.

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

   10.5      Promissory Note made by Markland                                8K        November 12, 2003       10.4
             Technologies, Inc., in favor of George
             Yang, dated September 30, 2003.

   10.6      Security Agreement by and between Markland                     SB-2          May 11, 2004         10.6
             Technologies, Inc. and George Yang, dated
             September 30, 2003.

             Guaranty by Markland Technologies, Inc. in
             favor of George Yang, dated September 30,
   10.7      2003.                                                          SB-2          May 11, 2004         10.7

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

   10.11     Security Agreement by and between Security                     SB-2          May 11, 2004         10.11
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.

   10.12     Security Agreement by and between Markland                     SB-2          May 11, 2004         10.12
             Technologies, Inc. and Bay View Capital LLC.

   10.13     Sublicense Agreement by and between                            SB-2          May 11, 2004         10.13
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2004.

   10.14     ASI Technology Corporation SBIR Phase II                      SB-2/1A       June 16, 2004         10.14
             Proposal, dated October 8, 2001.

   10.15     ASI Technology Corporation Contract                           SB-2/1A       June 16, 2004         10.15
             with Air Force Office of Scientific Research,
             dated August 1, 2002.

   10.16     ASI Technology Corporation Contract with                      SB-2/1A       June 16, 2004         10.16
             Naval Surface Warfare Center, dated January
             31, 2003.




                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.17     Stock Purchase Agreement by and among Ocean                     8-K        January 28, 2003       10.1
             Data Equipment Corporation, Ergo Systems,
             Markland Technologies, and Security
             Technology, Inc., dated December 9, 2002.

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




                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.30     Employment and consulting agreements, dated                   10-KSB       October 14, 2003       10.18
             December 5, 2002, for Delmar Kintner,
             Kenneth Ducey, Robert Tarini, and Verdi
             Consulting.

   10.31     Nonexclusive License Agreement by and between                  SB-2          May 11, 2004         10.31
             Science & Technology Research , Inc. and
             the Secretary of the Navy, dated 11/4/03.

   10.32     International Distribution Agreement                           SB-2          May 11, 2004         10.32
             between Markland Technologies, Inc. and
             Tradeways.

   10.33     Science & Technology Research contract                         SB-2          May 11, 2004         10.33
             Naval Surface Warfare Center, dated January
             31, 2003.

   10.34     Subcontract Agreement by and between ERGO                      SB-2          May 11, 2004         10.34
             Systems, Inc. and Computer Sciences
             Corporation ,dated December 8, 2003.

   10.35     Lease for Property in Fredericksburg,                         SB-2/1A       June 16, 2004         10.35
             Virginia.

   10.36     Co-Operative Research and Development                         SB-2/1A       June 16, 2004         10.35
             Agreement between Markland Technologies,
             Inc. and the U.S. Air Force.

   10.37     Employment Agreement by and between                           10-QSB         May 24, 2004         10.32
             Markland Technologies, Inc. and Robert
             Tarini, dated May 12, 2004 .

   10.38     Employment Agreement by and between                           10-QSB         May 24, 2004         10.33
             Markland Technologies, Inc. and Kenneth
             Ducey, Jr., dated May 12, 2004.

   10.39     Strategic Operations Contractor Agreement                     10-QSB         May 24, 2004         10.34
             by and between Markland Technologies, Inc.
             and Asset Growth Company, dated May 12,
             2004.

   10.40     Consulting Agreement by and between                           10-QSB         May 24, 2004         10.35
             Markland Technologies, Inc. and Chad A.
             Verdi, dated May 12, 2004.

   10.41     Amendment to Employment Agreement between                     SB-2/1A       June 16, 2004         10.41
             Markland Technologies Inc. and Robert
             Tarini dated June 16, 2004.

   10.42     Amendment to the Employment                                   SB-2/1A       June 16, 2004         10.42
             Agreement between Markland
             Technologies Inc. and Kenneth P. Ducey,
             dated June 16, 2004.

   10.43     Amendment to the Consulting Agreement                         SB-2/1A       June 16, 2004         10.43
             between Markland Technologies Inc. and
             Verdi Consulting, dated June 16, 2004.

   10.44     Amendment to the Strategic Operations                         SB-2/1A       June 16, 2004         10.44
             Contractor Agreement by and between
             Markland Technologies, Inc. and Asset
             Growth Company, dated June 16, 2004.





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.45     Purchase Agreement between Markland                             8-K       September 23, 2004      99.1
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.

   10.46     Security Agreement between Markland                             8-K       September 23, 2004      99.2
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.

   10.47     Form of Secured Convertible Promissory Note                     8-K       September 23, 2004      99.4
             issued by Markland Technologies, Inc., on
             September 21, 2004.

   10.48     Night Vision Electronic Sensors Directorate                   10-KSB       October 13, 2004       10.48
             (NVESD) Omnibus Contract between E-OIR Measurement Inc., a subsidiary of EOIR and United States Army Night Vision and
             Electronic Sensors Directorate.

   10.49     Securities Purchase Agreement between                          SB-2       November 10, 2004       10.50
             Markland Technologies, Inc., Harborview
             Master Fund L.P. and Southridge Partners LP
             dated November 9, 2004.

   10.50     Form of Convertible Note issued to                             SB-2       November 10, 2004       10.51
             Harborview Master Fund L.P. and Southridge
             Partners LP.

   10.51     Form of Warrant issued to Harborview Master                    SB-2       November 10, 2004       10.52
             Fund L.P. and Southridge Partners LP.

   10.52     Subordination Agreement between DKR                            SB-2       November 10, 2004       10.53
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.

   10.53     Conditional Waiver and Consent between DKR                     SB-2       November 10, 2004       10.54
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.

   10.54     Stock Purchase Agreement by and between                         8-K         June 30, 2004          2.1
             Markland and EOIR, dated June 30,
             2004

   10.55     Forms of Promissory Note.                                       8-K         June 30, 2004          2.2

   10.56     Security Agreement by and between EOIR and                      8-K         June 30, 2004          2.3
             sellers of EOIR stock, dated June 30, 2004.

   10.57     2004 Stock Option Plan, adopted June 30,                        8-K         June 30, 2004          2.4
             2004.

   10.58     Preferred Securities Purchase Agreement.                        8-K         June 30, 2004          2.5

   10.59     Pledge and Security Agreement.                                  8-K         June 30, 2004          2.6

   10.60     Forms of Stock Option.                                          8-K         June 30, 2004          2.7





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      ----------------------------------------
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-KSB        FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.61     Agreement and General Release, dated                X
             November 1, 2004, between Markland
             Technologies, Inc. and Gregory A. Williams.         X

   31.1      Certification by CEO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

   31.2      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

   32.1      Certification by CEO and CFO of Periodic            X
             Report Pursuant to 18 U.S.C. Section 1350