Form 10QSB/A
period 2004-09-30
MARKLAND TECHNOLOGIES INC
filed 2004-11-17
CIK 1102833

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               Amendment No. 1 to
                                   FORM 10-QSB

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 16, 2004, there were 51,564,458 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

         Transitional Small Business Disclosure Format (CHECK ONE):
Yes [ ] No [X]

================================================================================

                           MARKLAND TECHNOLOGIES, INC.
                               Amendment No. 1 to
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 2004

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet at September 30, 2004........... 1

         Condensed Consolidated Statements of Loss for the Three
         Months Ended September 30, 2004 and 2003............................. 2

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

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2004 and 2003....................... 6

         Notes to Condensed Consolidated Financial Statements................. 7

     Item 2.    Management's Discussion and Analysis or Plan of Operations....25

     Item 3.    Controls and Procedures.......................................36

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................36

     Item 2.    Changes in Securities and Use of Proceeds.....................37

     Item 6.    Exhibits and Reports on 8-K...................................39

     Signatures ..............................................................46

--------------------------------------------------------------------------------
Statements contained in this Amendment No. 1 to our quarterly on Form 10-QSB, for the quarter ended September 30, 2004, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this Amendment No. 1 to our quarterly on Form 10-QSB, for the quarter ended September 30, 2004, are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2004, as amended on October 20, 2004, including, but not limited to, the section therein entitled "Risk Factors."


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
                                                                   =============      =============

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements


                                           MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statement Of Stockholders' Equity
                                          For The Three Months Ended September 30, 2004

                                                                               SERIES A CONVERTIBLE       SERIES C CONVERTIBLE
                                                       COMMON STOCK              PREFERRED STOCK            PREFERRED STOCK
                                                       ------------              ---------------            ---------------

                                                    SHARES        AMOUNT       SHARES        AMOUNT       SHARES       AMOUNT
                                                    ------        ------       ------        ------       ------       ------
Balance - July 1, 2004                               31,856,793     $3,180        30,000      $300,000            -            -

Conversion of Series D convertible preferred
    stock into common stock                          11,699,747      1,170             -             -            -            -
Stock issued in connection with
    consulting and employment agreements              3,286,816        328             -             -            -            -
Amortization of employment and
    consulting agreements                                     -          -             -             -            -            -
Stock issued in connection with
    reset rights of private placement investors         833,333         83             -             -            -            -
Stock issued for services provided in
    connection with acquisition of EOIR                 226,096         23             -             -            -            -
Fair value of warrants and beneficial
    conversion feature on convertible secured
    notes                                                     -          -             -             -            -            -

Net loss                                                      -          -             -             -            -            -
                                                     ----------------------------------------------------------------------------

Balance - September 30, 2004                         47,902,785     $4,784        30,000      $300,000            0         $  0
                                                     ============================================================================

                                       The accompanying notes are an integral part of these
                                           condensed consolidated financial statements


                                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statement Of Stockholders' Equity
                                     For The Three Months Ended September 30, 2004

                                                                     SERIES D CONVERTIBLE         UNEARNED
                                                                        PREFERRED STOCK         COMPENSATION
                                                                        ---------------         ------------

                                                                     SHARES         AMOUNT          AMOUNT
                                                                     ------         ------          ------
Balance- July 1, 2004                                                22,786       $        2      $(15,176,116)

Conversion of Series D convertible
  preferred stock into common stock                                  (5,061)              --                --
Stock issued in connection with
  consulting and employment agreements                                   --               --           640,300
Amortization of employment and
  consulting agreements                                                  --               --           (37,160)
Stock issued in connection with
    reset rights of private placement investors                          --               --                --
 Stock issued for services in connection with acquisition
    of EOIR                                                              --               --                --
 Fair value of warrants and beneficial conversion feature
    on convertible secured notes                                         --               --                --
Net loss                                                                 --               --                --
                                                                     ------------------------------------------
Balance-September 30, 2004                                           17,725       $        2      $(14,572,976)
                                                                     ==========================================

                                  The accompanying notes are an integral part of these
                                      condensed consolidated financial statements


                                      MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statement Of Stockholders' Equity
                                     For The Three Months Ended September 30, 2004

                                                          ADDITIONAL                              TOTAL
                                                           PAID-IN         ACCUMULATED         STOCKHOLDERS'
                                                           CAPITAL           DEFICIT             EQUITY
                                                           AMOUNT             AMOUNT             AMOUNT
                                                           ------             ------             ------
Balance - July 1, 2004                                 $ 50,864,718       $(20,283,948)      $ 15,707,836

Conversion of Series D convertible
  preferred stock into common stock                          (1,170)                 --               --
Stock issued in connection with
  consulting and employment agreements                     (622,611)                --             18,017
Amortization of employment and
  consulting agreements                                          --                 --            (37,160)
Stock issued in connection with
    reset rights of private placement investors                 (83)                --                 --
 Stock issued for services in connection with
    acquisition of EOIR                                     108,505                 --            108,528
 Fair value of warrants and beneficial conversion
    feature on convertible secured notes                  4,000,000                 --          4,000,000
Net loss                                                         --         (1,246,021)        (1,246,021)
                                                       ---------------------------------------------------
 Balance - September 30, 2004                          $ 54,349,359       $(21,529,969)      $ 18,551,200
                                                       ===================================================

                                  The accompanying notes are an integral part of these
                                      condensed consolidated financial statements


                                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             For The Three Months Ended September 30, 2004 And 2003
                                                   (Unaudited)

                                                                                      2004              2003
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $(1,246,021)      $  (911,936)

  Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     77,456                --
      Amortization of intangible asset                                                481,992            33,334
      Amortization of debt discount                                                        --            20,833
      Loss on disposal of equipment                                                    23,722                --
      Non cash interest expense                                                        314,166               --
      Amortization and remeasurement of compensatory stock grants                     (19,143)          401,980
  Changes in operating assets and liabilities:
      Accounts receivable                                                            (834,641)          (28,090)
      Prepaid expenses and other assets                                              (104,582)           11,889
      Accounts payable                                                              4,069,967           200,582
      Accrued expenses and other current
        liabilities                                                                  (259,057)           21,921
                                                                                  ------------      ------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          2,503,859          (249,487)
                                                                                  ------------      ------------

CASH USED IN INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                        2,100                --
    Additional transaction costs relating to purchase of EOIR                         (61,611)               --
    Purchase of ASI assets                                                                 --           (85,000)
    Purchase of equipment                                                             (66,749)               --
                                                                                  ------------      ------------
        NET CASH USED IN INVESTING ACTIVITIES                                        (126,260)          (85,000)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                                    --           360,000
  Proceeds from convertible secured notes (net)                                   3,458,780                --
  Repayments of notes payable                                                        (325,024)           (3,404)
  Repayments of credit line                                                          (600,000)               --
                                                                                  ------------      ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,533,756           356,596
                                                                                  ------------      ------------

NET INCREASE IN CASH                                                                4,911,355            22,109

CASH - BEGINING                                                                     1,101,088             5,465
                                                                                  ------------      ------------

CASH - ENDING                                                                     $ 6,012,443       $    27,574
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
                                                             ==========     =========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries ("Markland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the result that may be expected for the year ending June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

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

Markland's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. While Markland has experienced operating losses in the past, due to the acquisition of EOIR Technologies, Inc., management believes the operating portion of the business will be cash flow positive in fiscal 2005. Management's business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. Management believes that the business as currently constituted will produce positive cash flow which, together with the current cash levels, will enable Markland to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

                 Software                                  3 years
                 Computers and equipment                   3 years
                 Vehicles                                  5 years
                 Leasehold improvements                    Shorter of useful
                                                             life and lease term
                 Furniture and fixtures                    5-7 years

Property and equipment consisted of the following at September 30, 2004:

                 Software                                  $      89,783
                 Computer equipment                              561,780
                 Vehicles                                         71,008
                 Leasehold improvements                          313,790
                 Furniture and fixtures                           91,272
                                                           --------------
                                                               1,127,633
                 Less accumulated depreciation                   (87,505)
                                                           -------------
                                                           $   1,040,128
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

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

STOCK-BASED COMPENSATION
------------------------

At September 30, 2004, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the three months ended September 30,:

                                                                              2004              2003
                                                                              ----              ----
Net loss as reported                                                     $ (1,246,021)     $ (1,067,625)

Add: stock based employee compensation (benefit) included in net loss         (19,143)               --

Deduct: stock based employee compensation expense based under fair
value based method                                                            173,902                --
                                                                         -------------     -------------

Pro forma net loss                                                       $ (1,439,066)     $ (1,067,625)
                                                                         =============     =============
Basic and diluted loss per share - as reported                           $      (0.03)     $      (0.22)

Basic and diluted loss per share - pro forma                             $      (0.04)     $      (0.22)

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

In connection with this acquisition, Markland has also adopted a Stock Incentive Plan (see Note 9).

Unaudited pro forma financial information for the three months ended September 30, 2003, had the acquisitions of STR and EOIR been completed as of July 1, 2003, is as follows:

MARKLAND-STR-EOIR                               2003 (IN THOUSANDS)
------------------------------------------------------------------------

Revenues                                        $ 12,930
                                                =========

Operating Loss                                  $    (19)
                                                =========

Net loss applicable to common stockholders      $   (482)
                                                =========

Net loss applicable to common stockholders
     per common share                           $  (0.10)
                                                =========

4.       AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at September 30, 2004:

         Amortizable intangibles - EOIR                          $  11,755,000
         Amortizable intangibles - Ergo                                400,000
         Amortizable intangibles - ASI                               1,000,000
         Amortizable intangibles - STR                               1,967,944
                                                                 --------------
              Total amortizable intangibles                      $  15,122,944
         Accumulated amortization                                   (1,464,389)
                                                                 --------------
              Net amortizable intangibles                        $  13,658,555
                                                                 ==============

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of September 30, 2004. Accordingly, no amortization expense has been recorded through September 30, 2004. Amortization expense was $481,992 and $33,334 for the three months ended September 30, 2004 and 2003, respectively.

5.       BANK LINE OF CREDIT


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

OTHER LONG-TERM BANK DEBT
-------------------------

Markland's other long-term bank debt consists of the following as of September
30, 2004:

Wachovia Bank, secured by a vehicle, dated November, 2001 with monthly
payments of $877 including interest of 6.1%                                                      $21,288

First Market Bank, secured by research equipment,  dated October, 2002 with monthly
payments of $3,715 including interest of LIBOR plus 2.75% (5.23% at September 30, 2004)          139,530

First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest of
LIBOR plus 2.75%, (5.23% at September 30, 2004)                                                  130,540

First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly
payments of $3,514 including interest of 5.05%                                                    53,753

American Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of
$406 including interest of 4.70%                                                                  16,271
                                                                                                --------
                                                                                                $361,382
                                                                                                ========

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2004, these agreements were modified to remove the anti-dultion provision. During the three months ended September 30, 2004, a total of 3,020,707 shares of common stock were issued under these new agreements.

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

INCOME TAXES
------------

The Company is currently delinquent on its corporate federal and state income tax filings. The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the three months ended September 30, 2004.

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

The Company's deferred tax asset before valuation allowance is approximately $8,000,000 and at September 30, 2004 consisted primarily of net operating loss carry forwards. The change in the valuation allowance for the three months ended September 30, 2004 was approximately $1,400,000. When filed, the Company's net operating loss carry forwards of approximately $20,200,000 will expire in varying amounts through 2024. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For The Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

13.      RELATED PARTY TRANSACTIONS

Robert Tarini, our chief executive officer is also chief executive officer of Syquest, Inc. Syquest performs software and engineering development for the Markland Group and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the three months ended September 30, 2004 Syquest provided $65,359 in engineering and software services and charged $18,000 for rent.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adjustments are also required in the event that we issue common stock or common stock equivalents at a price per share below the then effective exercise price of the warrants. The exercise price will be reduced to that lower price per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS AMENDMENT NO. 1 TO OUR QUARTERLY ON FORM 10-QSB, FOR THE QUARTER ENDED SEPTEMBER 30, 2004. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS AMENDMENT NO. 1 TO OUR QUARTERLY ON QUARTERLY REPORT ON FORM 10-QSB, FOR
THE QUARTER ENDED SEPTEMBER 30, 2004. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

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

         We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this Form 10-QSB as amended. Our business, as it exists today, consists of four business areas: remote sensor systems for military and intelligence applications, chemical detection, border security and advanced technologies.

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

         During the fiscal year we entered into a teaming agreement with Accenture, who was recently awarded the US VISIT Contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the US. We have recently been awarded a subcontract which enables the company to derive revenues from the US VISIT Contract. During the three months ended September 30, 2004 our subsidiary Ergo Systems, Inc. recognized approximately $196,588 of revenue from these contracts. Management believes that the potential for increased revenues has been greatly enhanced by this subcontract award.

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

      RESULTS OF OPERATIONS COMPARISON OF SEPTEMBER 2003 AND SEPTEMBER 2004

         REVENUE:

         Revenue for the fiscal quarter ended September 30, 2004 was $15,769,851 compared to $306,724 for the same period in 2003. Our EOIR subsidiary accounted for approximately 98% of these revenues in the three months ended September 30, 2004.

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

         RESEARCH AND DEVELOPMENT:

         During the fiscal quarter ended September 30, 2004, we did not spend anything on research and development activities. During the fiscal year ended June 30, 2003, $522,657 was spent on research and development activities. During the fiscal year ended June 30, 2004, we reduced our research and development efforts to concentrate our financial resources on product marketing activities. We do not expect to have material research and development expenses in the near term.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended September 30, 2004, we experienced $2,503,859 of positive cash flow from operating activities. This cash flow was the result of a loss of $1,246,021 from continuing operations offset in part by non-cash charges for amortization of intangible asset of $481,992 non-cash interest payments of $314,166 and an increase in accounts payable of $4,069,967.

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

         As of September 30,2004, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

         ESTIMATED USEFUL LIVES OF AMORTIZABLE INTANGIBLE ASSETS

         We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the Ergo and ASI acquisitions over a three-year life commencing with the date of acquisition. With respect to the Science & Technology Research, Inc. and EOIR Technologies, Inc. acquisitions, consistent with independent business valuations, we are amortizing the intangible assets over ten years and nine years respectively.

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

         During the three months ended September 30, 2004, the Company issued an aggregate of 227,776 shares of common stock to various consultants under existing contacts. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales not involving a public offering.

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

         On September 22, 2004, the Company issued 833,333 shares of common stock to investors that participated in the Company's April 2, 2004 private placement in exchange for their waiver and release of certain rights. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.61     Agreement and General Release, dated
             November 1, 2004, between Markland                             10-QSB       November 15, 2004     10.61
             Technologies, Inc. and Gregory A. Williams

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

                                                     MARKLAND TECHNOLOGIES, INC.

Date: November 17, 2004                      By:     /S/ ROBERT TARINI
                                                 -------------------------------
                                                     Robert Tarini
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
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
                                                            THIS FORM                                        EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB/A      FORM          FILING DATE           NO.
-----------                  -----------                      ------        ----          -----------           ---

   10.61     Agreement and General Release, dated
             November 1, 2004, between Markland                             10-QSB       November 15, 2004     10.61
             Technologies, Inc. and Gregory A. Williams.

   31.1      Certification by CEO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

   31.2      Certification by CFO of Periodic Report             X
             Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

   32.1      Certification by CEO and CFO of Periodic            X
             Report Pursuant to 18 U.S.C. Section 1350