Form 10QSB
period 2004-12-31
MARKLAND TECHNOLOGIES INC
filed 2005-02-16
CIK 1102833

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of February 7, 2005, there were 79,554,332 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

         Transitional Small Business Disclosure Format (CHECK ONE):
Yes [ ] No [X]

================================================================================

                           MARKLAND TECHNOLOGIES, INC.
                               Amendment No. 1 to
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                               DECEMBER 31, 2004

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet at December 31, 2004...........  1

         Condensed Consolidated Statements of Loss for the Three
         Months Ended December 31, 2004 and 2003.............................  2

         Condensed Consolidated Statement of Stockholders' Equity For the
         Three Months Ended December 31, 2004................................  5

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 2004 and 2003.......................  8

         Notes to Condensed Consolidated Financial Statements................ 10

     Item 2.    Management's Discussion and Analysis or Plan of Operations... 32

     Item 3.    Controls and Procedures...................................... 42

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings............................................ 42

     Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds... 43

     Item 6.    Exhibits..................................................... 45

     Signatures ..............................................................53

--------------------------------------------------------------------------------
Statements contained in quarterly report on Form 10-QSB, for the quarter ended December 31, 2004, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this quarterly report on Form 10-QSB, for the quarter ended December 31, 2004, are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2004, as amended on October 20, 2004, including, but not limited to, the section therein entitled "Risk Factors."


                                    PART I. FINANCIAL INFORMATION

                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEET
                                        AT DECEMBER 31, 2004
                                             (UNAUDITED)

                                               ASSETS

CURRENT ASSETS:
  Cash                                                                              $  5,660,257
  Accounts receivable                                                                  6,889,398
  Other current assets                                                                   217,085
                                                                                    -------------
        TOTAL CURRENT ASSETS                                                          12,766,740
                                                                                    -------------

PROPERTY AND EQUIPMENT- NET                                                               951,330
                                                                                    -------------
OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of $789,259                1,040,273
  Amortizable intangible assets, net                                                  13,176,562
  Goodwill                                                                             9,159,513
  Technology rights - Acoustic Core                                                    1,300,000
                                                                                    -------------
      TOTAL OTHER ASSETS                                                              24,676,348
                                                                                    -------------

      TOTAL ASSETS                                                                  $ 38,394,418
                                                                                    =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $  7,155,606
  Accrued expenses and other current liabilities                                       2,181,193
  Convertible secured notes, net of discount of $4,201,803                             2,753,197
  Current portion of long-term debt                                                    2,537,061
                                                                                    -------------
       TOTAL CURRENT LIABILITIES                                                      14,627,057

NON-CURRENT LIABILITIES
  Long-term debt, less current portion and discount of $1,321,160                       7,411,609
                                                                                    -------------
      TOTAL LIABILITIES                                                               22,038,666
                                                                                    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A redeemable convertible preferred stock - no par value;                        300,000
    30,000 authorized, issued and outstanding; liquidation preference of $300,000
  Series C 5% cumulative convertible preferred stock - .0001 par value;                       --
    8,000 authorized; 0 issued and outstanding;
  Series D convertible preferred stock - .0001 par value;                                      2
    40,000 authorized; 15,455 issued and outstanding;
    liquidation preference of $15,455,000
  Common stock - .0001 par value; 500,000,000 authorized;                                  5,795
    58,010,095 shares issued and outstanding
  Additional paid-in capital                                                          67,702,285
  Unearned compensation                                                              (22,115,169)
  Accumulated deficit                                                                (29,537,161)
                                                                                    -------------
      TOTAL STOCKHOLDERS' EQUITY                                                      16,355,752
                                                                                    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 38,394,418
                                                                                    =============

                        The accompanying notes are an integral part of these
                             condensed consolidated financial statements


                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                        FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                            (UNAUDITED)


                                                                       2004                2003
                                                                   -------------      -------------
REVENUES                                                           $ 32,814,528       $  3,563,495

COST OF REVENUES                                                     25,726,725          2,329,581
                                                                   -------------      -------------
GROSS PROFIT                                                          7,087,803          1,233,914
                                                                   -------------      -------------

OPERATING EXPENSES:
  Selling, general and administrative                                 8,728,505          1,136,188
  Research and development                                              110,267                 --
  Amortization of compensatory element of stock issuances for
    selling, general and administrative fees                          2,253,423          1,539,142
  Loss on disposal of property and equipment                            192,986                 --
  Amortization of intangible assets                                     963,985            150,001
                                                                   -------------      -------------
    TOTAL OPERATING EXPENSES                                         12,249,166          2,825,331
                                                                   -------------      -------------

OPERATING LOSS                                                       (5,161,363)        (1,591,417)
                                                                   -------------      -------------

OTHER EXPENSES (INCOME), NET
  Interest expense (including non-cash interest of $3,624,028)        4,107,402            147,728
  Other income, net                                                     (15,552)                --
                                                                   -------------      -------------
    TOTAL OTHER EXPENSES, NET                                         4,091,850            147,728
                                                                   -------------      -------------

NET LOSS                                                             (9,253,213)        (1,739,145)

Deemed Dividend To Preferred Stockholders                                    --            186,250

Preferred Stock Dividend - Series C                                          --            130,540
                                                                   -------------      -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $ (9,253,213)      $ (2,055,935)
                                                                   =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE:                           $      (0.20)      $      (0.38)
                                                                   =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 45,380,646          5,463,757
                                                                   =============      =============

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements


                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)


                                                                        2004                2003
                                                                    -------------      -------------
REVENUES                                                            $ 17,044,677          3,256,771

COST OF REVENUES                                                      13,283,832          2,072,625
                                                                    -------------      -------------
GROSS PROFIT                                                           3,760,845          1,184,146
                                                                    -------------      -------------

OPERATING EXPENSES:
  Selling, general and administrative                                  5,157,465            638,376
  Research and development                                               110,267                 --
  Amortization of compensatory element of stock issuances for
    selling, general and administrative fees                           2,254,566          1,137,162
  Loss on disposal of equipment                                          169,264                 --
  Amortization of intangible assets                                      481,993            116,667
                                                                    -------------      -------------
    TOTAL OPERATING EXPENSES                                           8,173,555          1,892,205
                                                                    -------------      -------------
OPERATING LOSS                                                        (4,412,710)          (708,059)
                                                                    -------------      -------------

OTHER EXPENSES (INCOME), NET
  Interest expense (including non-cash interest of $3,309,862)         3,604,187            119,150
  Other income, net                                                       (9,705)                --
                                                                    -------------      -------------
    TOTAL OTHER EXPENSES, NET                                          3,594,482            119,150
                                                                    -------------      -------------

NET LOSS                                                              (8,007,192)          (827,209)

Deemed Dividend To Preferred Stockholders                                     --             96,250

Preferred Stock Dividend - Series C                                           --             64,851
                                                                    -------------      -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $ (8,007,192)      $   (988,310)
                                                                    =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE:                            $      (0.15)      $      (0.16)
                                                                    =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  52,408,699          6,156,120
                                                                    =============      =============

                        The accompanying notes are an integral part of these
                             condensed consolidated financial statements


                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


                                                                                                                      SERIES C
                                                                                      SERIES A CONVERTIBLE          CONVERTIBLE
                                                              COMMON STOCK               PREFERRED STOCK          PREFERRED STOCK
                                                        ----------------------------------------------------------------------------

                                                           SHARES        AMOUNT         SHARES       AMOUNT        SHARES    AMOUNT
                                                        ----------------------------------------------------------------------------
Balance - July 1, 2004                                   31,856,793    $    3,180        30,000    $  300,000        --    $   --

Conversion of Series D convertible
  preferred stock into common stock                      15,868,206         1,587            --            --        --        --
Stock, option and warrants issued in connection
   with consulting and employment agreements              7,104,139           710            --            --        --        --
Amortization of employment and
    consulting agreements                                        --            --            --            --        --        --
Stock issued in connection with reset
    rights of private placement investors                   833,333            83            --            --        --        --
Stock issued for services provided in
    connection with acquisition of EOIR                     226,096            23            --            --        --        --
Stock issued in connection with
    legal settlement                                        152,778            15            --            --        --        --
Stock issued in connection with
    warrant conversions                                   1,968,750           197            --            --        --        --
Fair value of warrants and beneficial
    conversion feature on convertible secured notes              --            --            --            --        --        --
Net loss                                                         --            --            --            --        --        --

                                                         -----------   -----------   -----------   -----------   -------   -------
Balance - December 31, 2004                              58,010,095    $    5,795        30,000    $  300,000        --    $   --
                                                         ===========   ===========   ===========   ===========   =======   =======


                                             The accompanying notes are an integral part
                                        of these condensed consolidated financial statements


                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


                                                  SERIES D CONVERTIBLE          UNEARNED
                                                     PREFERRED STOCK          COMPENSATION
                                             ------------------------------   -------------

                                                 SHARES          AMOUNT          AMOUNT
                                             -------------    -------------   -------------
Balance- July 1, 2004                              22,786     $          2    $(15,176,116)

Conversion of Series D convertible
  preferred stock into common stock                (7,331)              --              --
Stock, options and warrants issued in
  connection with consulting and
  employment agreements                                --               --      (9,111,171)
Amortization of employment and
  consulting agreements                                --               --       2,172,118
Stock issued in connection with reset
  rights of private placement investors                --               --              --
Stock issued for services provided in
  connection with acquisition of EOIR                  --               --              --
Stock issued in connection with
  legal settlement                                     --               --              --
Stock issued in connection with
  warrant conversions                                  --               --              --
Fair value of warrants and beneficial
  conversion feature on convertible
  secured notes                                        --               --              --
Net loss                                               --               --              --
                                             -------------    -------------   -------------
Balance - December 31, 2004                        15,455     $          2    $(22,115,169)
                                             =============    =============   =============

                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements


                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


                                               ADDITIONAL                         TOTAL
                                                PAID-IN         ACCUMULATED    STOCKHOLDERS'
                                                CAPITAL           DEFICIT          EQUITY
                                                 AMOUNT           AMOUNT           AMOUNT
                                             -------------    -------------    -------------
Balance - July 1, 2004                       $ 50,864,718     $(20,283,948)    $ 15,707,836

Conversion of Series D convertible
  preferred stock into common stock                (1,587)              --               --
Stock, options and warrants issued in
  connection with consulting and
  employment agreements                         9,307,266               --          196,805
Amortization of employment and
  consulting agreements                                --               --        2,172,118
Stock issued in connection with reset
    rights of private placement investors             (83)              --               --
Stock issued for services in connection
    with acquisition of EOIR                      108,505               --          108,528
Stock issued in connection with
    legal settlement                               70,263               --           70,278
Stock issued in connection with
    warrant conversions                         1,181,053               --        1,181,250
Fair value of warrants and beneficial
    conversion feature on convertible
    secured notes                               6,172,150               --        6,172,150
Net loss                                               --       (9,253,213)      (9,253,213)
                                             -------------    -------------    -------------
 Balance - December 31, 2004                 $ 67,702,285     $(29,537,161)    $ 16,355,752
                                             =============    =============    =============

                    The accompanying notes are an integral part of these
                         condensed consolidated financial statements


                             MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)


                                                                           2004              2003
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                             $(9,253,213)      $(1,739,145)

    Adjustment to reconcile net loss to net cash provided by
       (used in) operating activities:
      Depreciation and amortization of property and equipment              154,973             2,255
      Amortization of intangible asset                                     963,985           150,001
      Amortization of debt discount                                         41,668
      Loss on disposal of equipment                                        192,986                --
      Non-cash issuance of stock for legal settlement                       70,278                --
      Non-cash interest expense                                          3,624,028                --
      Amortization and remeasurement of compensatory stock grants        2,253,423         1,539,142
  Changes in operating assets and liabilities:
      Accounts receivable                                               (1,535,131)       (1,448,988)
      Other current assets                                                  67,985            25,454
      Accounts payable                                                   3,654,365           545,299
      Accrued expenses and other current liabilities                         1,217                --
                                                                       ------------      ------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                194,896          (884,314)
                                                                       ------------      ------------

CASH USED IN INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                            28,607                --
    Additional transaction costs relating to purchase of EOIR              (69,111)               --
    Purchase of ASI assets                                                      --           (85,000)
    Purchase of STR                                                             --          (784,170)
    Purchase of property and equipment                                    (251,239)               --
                                                                       ------------      ------------
        NET CASH USED IN INVESTING ACTIVITIES                             (291,743)         (869,170)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                         --           745,000
  Proceeds from conversion of warrants                                   1,181,250                --
  Proceeds from convertible secured notes (net)                          4,541,342                --
  Proceeds from notes payable                                                   --         1,400,000
  Repayments of notes payable                                             (466,576)         (278,004)
  Repayments of credit line                                               (600,000)               --
                                                                       ------------      ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,656,016         1,866,996
                                                                       ------------      ------------

NET INCREASE IN CASH                                                     4,559,169           113,512

CASH - BEGINING                                                          1,101,088             5,465
                                                                       ------------      ------------
CASH - ENDING                                                          $ 5,660,257       $   118,977
                                                                       ============      ============

                         The accompanying notes are an integral part of these
                             condensed consolidated financial statements


                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                     FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                         (UNAUDITED)


                                                                     2004            2003
                                                                 -----------     -----------
Cash paid during the periods for:
  Interest                                                       $  347,988      $       --
                                                                 -----------     -----------

  Taxes                                                          $       --      $       --
                                                                 -----------     -----------
Non-cash investing and financing activities:

  Conversion of accounts payable into common stock               $       --      $  450,000
                                                                 -----------     -----------

  Acquisition of ASI Assets by issuance of common stock          $       --      $  850,000
                                                                 -----------     -----------

  Accrued dividends on preferred stock                           $       --      $  273,633
                                                                 -----------     -----------

  Acquisition of STR by issuance of common stock                 $       --      $5,100,000
                                                                 -----------     -----------

  Promissory Note issued in connection with STR acquisition      $       --      $  375,000

  Fair Value of Warrants and beneficial conversion feature
    of convertible secured notes                                 $6,172,150      $       --
                                                                 -----------     -----------

  Stock Issued for Services                                      $  242,028      $       --
                                                                 -----------     -----------

  Stock issued in legal settlement                               $   70,278      $       --
                                                                 -----------     -----------

                    The accompanying notes are an integral part of these
                         condensed consolidated financial statements

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries ("Markland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the six months ended December 31, 2004 are not necessarily indicative of the result that may be expected for the year ending June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB, as amended, for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Markland as a going concern. Markland has incurred net losses of $9,253,213 and $1,739,145 for the six months ended December 31, 2004 and 2003, respectively. Markland has limited finances and may require additional funding in order to market and license its products. During the six months ended December 31, 2004, Markland issued secured convertible promissory notes with a face value of $6,955,000 which, if not converted, are repayable between September and November 2005 (see Note 6). There is no assurance that Markland can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about Markland's ability to continue as a going concern.

Markland's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. While Markland has experienced operating losses in the past, due to the acquisition of EOIR, management believes the operating portion of the business will be cash flow positive in fiscal 2005. Management's business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. Management believes that the business as currently constituted will produce positive operating cash flow which, together with the current cash levels, will enable Markland to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

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


Concentrations
--------------

Markland has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2004.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

                 Software                                3 years
                 Computer equipment                      3 years
                 Vehicles                                5 years
                 Leasehold improvements                  Shorter of useful
                                                           life and lease term
                 Furniture and fixtures                  5-7 years

Property and equipment consisted of the following at December 31, 2004:

                 Software                                $      93,993
                 Computer equipment                            561,928
                 Vehicles                                       55,268
                 Leasehold improvements                        245,150
                 Furniture and fixtures                        146,542
                                                         --------------
                                                         $   1,102,881
                 Less accumulated depreciation                (151,551)
                                                         --------------
                                                         $     951,330
                                                         ==============

Depreciation and amortization expense for the six months ended December 31, 2004 and 2003 was $154,973 and $2,255, respectively.

Revenue Recognition
-------------------

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain,
(3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the United States Navy, the Company recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2004, the Company had completed delivery of all outstanding orders under the contract for chemical detector units.

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

Loss Per Share
--------------

Basic and diluted net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of convertible debt, Series A and D Convertible preferred stock, options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets
-------------------------------

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the six months ended December 31, 2004 and 2003.

Impairment of Long-Lived Assets
-------------------------------

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in six months ended December 31, 2004 and 2003.

Stock-Based Compensation
------------------------

At December 31, 2004, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the three months and six months ended December 31:

                                                                 Six months ended               Three months ended
                                                                    December 31,                    December 31,
                                                               2004            2003            2004             2003
                                                               ----            ----            ----             ----
Net loss as reported                                       $(9,253,213)    $(1,739,145)    $(8,007,192)    $  (827,209)
Add: stock-based employee compensation under
intrinsic value method included in net loss                    626,204              --         427,356              --
Deduct: stock-based employee compensation
 under fair value method                                    (1,237,292)             --        (779,734)             --
                                                           ----------------------------    ----------------------------
Pro forma net loss                                          (9,864,301)     (1,739,145)     (8,359,570)       (827,209)
Less: dividends to preferred stockholders                           --        (316,790)             --        (161,101)
                                                           ----------------------------    ----------------------------
Pro forma net loss to applicable to common stockholders    $(9,864,852)    $(2,055,935)    $(8,360,721)    $  (988,310)
                                                           ============================    ============================
Basic and diluted loss per share - as reported             $     (0.20)    $     (0.38)    $     (0.15)    $     (0.18)
                                                           ============================    ============================
Basic and diluted loss per share - pro forma               $     (0.22)    $     (0.38)    $     (0.16)    $     (0.18)
                                                           ============================    ============================

Impact of Recently Issued Accounting Standards
----------------------------------------------

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, Markland will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If Markland had included the fair value of employee stock options in these financial statements, the net loss for the three and six months ended December 31, 2004 and 2003 would have been as disclosed above. Accordingly, the adoption of SFAS No. 123R is not expected to have a material effect on our financial statements.

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

The purchase price for STR was $6,475,000 and consisted of $900,000 in cash, which was paid in October 2003, 1,539,779 shares of common stock valued at $5,100,000, a promissory note of $375,000 and acquisition costs of $100,000. The promissory note bears no interest and, under amended terms, was paid in full by December 31, 2004. Holders of the shares of common stock were granted piggy-back registration rights.

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

Unaudited pro forma financial information for the six months and three months ended December 31, 2003, had the acquisitions of STR and EOIR been completed as of July 1, 2003, is as follows:

                                                       December 31, 2003
                                                       -----------------
                                              Six Months ended   Three Months ended
-----------------                             ----------------   ------------------
Revenues                                         $ 27,280            $ 14,890
                                                 =========           =========
Loss from operations                             $   (277)           $   (306)
                                                 =========           =========
Net loss applicable to common stockholders       $ (1,532)           $ (1,154)
                                                 =========           =========
Net loss applicable to common stockholders
     per common share                            $  (0.25)           $  (0.19)
                                                 =========           =========

4.       AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at December 31, 2004:

         Amortizable intangibles - EOIR        $ 11,755,000
         Amortizable intangibles - Ergo             400,000
         Amortizable intangibles - ASI            1,000,000
         Amortizable intangibles - STR            1,551,944
                                               -------------
              Total amortizable intangibles    $ 14,706,944
         Accumulated amortization                (1,530,382)
                                               -------------
              Net amortizable intangibles      $ 13,176,562
                                               =============

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of December 31, 2004. Accordingly, no amortization expense has been recorded through December 31, 2004. Amortization expense was $963,985 and $150,001 for the six months ended December 31, 2004 and 2003, respectively.

5.       GOODWILL

On the date EOIR was acquired by Markland, EOIR had a payable of $724,459 to the former stockholders related to possible taxes due in conjunction with the final pre-acquisition tax return. In the quarter ended December 31, 2004, this accrual was no determined to longer be required and no distributions are due to the former stockholders. This reduction in payables was considered an adjustment in the fair value of EOIR's net assets acquired and, accordingly, was recorded as a reduction in Goodwill of $724,459.

6.       LONG-TERM DEBT

Note Payable - STR Acquisition
------------------------------

On October 1, 2003, Markland issued a note in the amount of $375,000 in connection with the acquisition of STR. This note was paid in full by December 31, 2004.

On March 15, 2004, Markland agreed to issue to George Yang $40,000 of cash and an additional 50,000 shares of common stock valued at $66,500 in exchange for his agreement to extend the note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004. Accounts payable at December 31, 2004 include $40,000 related to this agreement.

Notes Payable - EOIR Acquisition
--------------------------------

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and interest is payable in quarterly installments over 60 months in addition to annual principal payments. The fair market value of these notes is $9,532,044 as determined by an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the notes. During the six months ended December 31, 2004, $146,796 was amortized to interest expense. The carrying value and amortized discount at December 31, 2004 was $9,678,840 and $1,321,160 respectively.


Other Long-Term Bank Debt
-------------------------

Markland's other long-term bank debt consists of the following as of December
31, 2004:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest of LIBOR plus 2.75%
(5.31% at December 31, 2004)                                                       $117,755

First Market Bank, dated July, 2002 with monthly payments of $15,278 plus
interest of LIBOR plus 2.75%, (5.31% at December 31, 2004)                           93,697

First Market Bank, secured by leasehold improvements, dated March 19, 2003
with monthly payments of  $3,514 including interest of 5.05%                         43,211

American Honda Finance, secured by vehicle, dated March 24, 2003 with
monthly payments of $406 including interest of 4.70%                                 15,167
                                                                                   --------
                                                                                   $269,830
                                                                                   ========

Convertible Notes and Warrant Purchase Agreements - September 21, 2004
----------------------------------------------------------------------

On September 21, 2004, Markland Technologies, Inc. entered into a Purchase Agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. (together the "Investors") pursuant to which the Company sold warrants to purchase shares of common stock (the "Warrants") and secured convertible promissory notes (the "Convertibles Notes") for the aggregate consideration of $4,000,000. The Convertible Notes are initially convertible into $5,200,000 of common stock at a price of $0.80 per share, subject to certain adjustments as defined in the Purchase Agreement. The Warrants entitle the Investors to purchase an aggregate of 6,500,000 shares of our Common Stock at an initial conversion price of $.80 at any time and from time to time through September 21, 2009.

The Purchase Agreement contains standard representations, covenants and events of default. Occurrence of an event of default allows the Investors to accelerate the payment of the Convertible Notes and/or exercise other legal remedies, including foreclosing on collateral.

The Convertible Notes are in the aggregate principal amount of five million two hundred thousand dollars ($5,200,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the Convertible Notes. Under the terms of the Convertible Notes, $4,000,000 of the outstanding principal and interest is required to be prepaid by March 15, 2005. In the event the Investors do not receive such prepayment amount by the March 15, 2005, then the Conversion Price shall automatically become the Adjusted Conversion Price which is the lower of $0.80 a share or 80% of the average of the Closing Prices during the five (5) Trading Days prior to the applicable Conversion Date. This shall not be an event of default. The remaining outstanding balance is due by September 21, 2005. At anytime, and at the option of the Investors, the outstanding principal and accrued interest of the Convertible Notes may be converted into shares of Markland's common stock..

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

On September 21, 2004, Markland estimated the fair value of the Warrants and allocated the gross proceeds of $4,000,000 on a relative fair value basis between the Convertible Notes and the Warrants. Based on this analysis, Markland estimated that the relative fair value of the Warrants and Convertible Notes were approximately $1,659,000 and $2,341,000, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the Convertible Notes could convert into 6,500,000 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $3,054,000. Since the beneficial conversion feature exceeded the carrying value of the Convertible Notes, the recognition of the beneficial conversion feature was limited to $2,341,000. As a result, the Convertible Notes were recorded net of the fair value of the Warrants and beneficial conversion feature at $0 and will be accreted to $5,200,000, the face value of the Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $2,447,238 for the six months ended December 31, 2004. The carrying value and unamortized discount at December 31, 2004 was $2,447,238 and $2,752,762 respectively.

In conjunction with the issuance of these Convertible Notes and Warrants, Markland incurred cash financing costs of $766,628. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $360,793 in the six months ended December 31, 2004.

Warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 and three year term were issued as finders fees. The fair value of these warrants have been calculated at $887,374 and have been recorded as additional deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of these deferred financing costs was $403,459 in the six months ended December 31, 2004.

See Note 9 of our condensed consolidated financial statements for information regarding the December 28, 2004, reduction in the exercise price of these warrants.

Convertible Notes and Warrant Purchase Agreements - November 9, 2004
--------------------------------------------------------------------

On November 9, 2004, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Harborview Master Fund, LP and Southridge Partners, LP (the "November Investors") pursuant to which the Company sold warrants to purchase shares of common stock (the "November Warrants") and secured convertible promissory notes (the "November Convertible Notes") for the aggregate consideration of $1,350,000. The November Convertible Notes are initially convertible into $1,755,000 of common stock at a price of $0.80 per share, subject to certain adjustments as defined in the Purchase Agreement.

The November Warrants entitle the November Investors to purchase an aggregate of 2,531,250 shares of our common stock, at any time and from time to time, through November 9, 2009 at an initial exercise price of $1.50 per share. The November Convertible Notes are in the aggregate principal amount of one million seven hundred fifty five thousand dollars ($1,755,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the notes. Under the terms of the November Convertible Notes $1,000,000 of the outstanding principle and interest is required to be prepaid by March 15, 2005. In the event the November Investors do not receive such prepayment amount by the prepayment date then the conversion price shall automatically become the adjusted conversion price which is the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date. This shall not be an event of default. The remaining outstanding balance is due by September 21, 2005. The notes will mature on November 9, 2005. At any time, and at the option of the Investors, the outstanding principal and accrued interest of the notes may be converted into shares of our common stock at an initial conversion price per share of $0.80.

On November 9, 2004, Markland estimated the fair value of the November Warrants and allocated the gross proceeds of $1,350,000 on a relative fair value basis between the November Convertible Notes and the November Warrants. Based on this analysis, Markland estimated that the relative fair value of the November Warrants and November Convertible Notes were approximately $571,513 and $778,487, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the November Convertible Notes could convert into 2,193,750 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $713,263. As a result, the November Convertible Notes were recorded net of the fair value of the November Warrants and beneficial conversion feature at $65,224 and will be accreted to $1,755,000, the face value of the November Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $230,151 for the six months ended December 31, 2004. The carrying value and unamortized discount at December 31, 2004 was $291,748 and $1,463,252 respectively.

In conjunction with the issuance of these November Convertible Notes and November Warrants, Markland incurred financing costs of $175,530. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the November Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $35,591 in the six months ended December 31, 2004.

Under the terms of each these November Convertible Notes, we are required to pay a principal amount on each note equal to the consideration paid by the November Investors holding such note plus any accrued interest by March 15, 2005, and the remaining outstanding balance by November 9, 2005. If we do not make the March 15, 2005 prepayment, the conversion price will be adjusted from $0.80 per share to the lower of (i) $0.80 and (ii) a floating rate equal to 80% of average closing price per share of our common stock for the five trading days preceding conversion. Additionally, if we do not make the March 15, 2004 prepayment, the exercise price of the November Warrant will be reduced from $1.50 to the lesser of (i) $0.792 and (ii) 80% of the average closing price per share of our common stock on the date the adjustment is made.

The other terms of these notes and warrants are substantially the same as the Convertible Notes and Warrants Purchase agreement dated September 21, 2004 described above.

See Note 9 of our condensed consolidated financial statements for information regarding the December 28, 2004, reduction in the exercise price of these warrants.

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

There can be no assurances that Markland will receive any proceeds from this agreement. As of December 31, 2004 Markland has not drawn down on this equity line and no shares have been registered by Markland related to this agreement. For all periods presented, Markland has determined that the fair value of this Put was not material.

The Equity Line expired on September 10, 2004 and the Company is no longer entitled to require Brittany to purchase shares of Common Stock pursuant to it.

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

At December 31, 2004, there were no shares of Series C Preferred Stock issued or outstanding.

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

  AVERAGE CLOSING BID PRICE (1)                            DISCOUNT FACTOR
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
  -------------------------------------------------------- ---------------------

         ______________________
         (1) After an adjustment for a 1-for-60 reverse stock split effective October 27, 2003.

The Series D preferred stock can be converted only to the extent that the Series D stockholder will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock.

During the six months ended December 31, 2004, 7,331 shares of Series D were converted into 15,868,206 common shares of the Company.

At December 31, 2004 there were 15,455 shares of Series D outstanding.

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

Common Stock Issuances
----------------------

Markland has entered into compensation agreements with certain officers and a consultant (see Note 11) which provide for, among other things, certain performance-based stock grants. In connection with these agreements, Markland issued 6,637,145 shares of common stock during the six months ended December 31, 2004. Due to the indeterminate number of shares to be issued under these agreements, Markland accounts for these stock compensation plans under variable accounting.

For the six months ended December 31, 2004, Markland recognized unearned compensation, additional paid in capital and stock compensation expense of $(6,939,053), $9,192,476 and $2,253,423 respectively.

During the six months ended December 31, 2004, Markland also issued the following:

o 466,994 shares of its common stock to other employees and consultants as compensation

o 15,868,206 shares of its common stock on conversion of 7,331 Series D shares.

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

o 1,968,750 shares of its common stock in connection with the exercise of warrants.

o 152,778 shares with a fair value of $70,278 of its common stock issued as settlement in connection with litigation.

Markland has established the following reserves for the future issuance of common stock as follows:

         Reserve for the exercise of warrants                     27,616,049
         Reserve for stock option plans                           25,000,000
         Reserve for conversion of Series A Preferred Stock           10,000
         Reserve for conversion of Series D Preferred Stock       24,767,628
                                                                -------------
                 Total reserves                                   77,393,677
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

One employee received five options, each of which allows for the purchase of a number of shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of the stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of the stock on the vesting date. The intrinsic value of these options based on the fair value of the stock on December 31, 2004 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of December 31, 2004, the maximum number of shares issuable under these options is 1,210,213.

During the three months ended December 31, 2004, 3,009,574 options were cancelled due to the departure of four employees. In conjunction with the departure of two of these employees, the Company modified the options to that the employees were immediately vested in 40% of the options held. Without modification, these options would have been cancelled upon termination. As a result of this modification, the Company remeasured the intrinsic value on the remeasurement date and determined that there was no incremental value. Therefore, the Company fully amortized the remaining unearned portion of the vested options upon modification. This resulted in a reduction in unearned compensation and additional paid-in capital of $1,136,099.

For the six months ended December 31, 2004, the Company recorded $627,355 in amortization relating to the plan options.

Markland has also agreed to grant options to purchase an additional 5,000,000 shares of common stock to employees of EOIR in the future. Markland expects that these options will vest over five years after the date of grant and will have an exercise price equal to the fair market value of the common stock on the date of grant.

There were no options issued in the six months ended December 31, 2004 and 1,000,229 were vested at December 31, 2004.

At December 31, 2004, the Company had the following outstanding warrants:

                                                   Number of
                                                     Shares               Exercise               Date of
                                                  Exercisable              Price               Expiration
                                                  -----------              -----               ----------
Issued in conjunction with April 2, 2004
   private placement                               3,333,333               $1.25              April 2, 2007
                                                     333,333               $1.40              April 2, 2007
Issued in conjunction with April 16, 2004
   private placement                               3,333,333               $1.50             April 16, 2007
                                                      25,000               $2.00             April 16, 2007
Issued in conjunction with May 3, 2004
   private placement                               7,098,750               $1.50               May 3, 2007
                                                     529,800               $1.50               May 3, 2007

Issued in conjunction with September 21, 2004                                                 September 21,
   convertible note                                5,500,000               $1.50                  2009
                                                   1,100,000               $1.50              September 21,
                                                                                                  2007
Issued in conjunction with November 9, 2004
   convertible note                                1,625,000               $1.50            November 9, 2009
                                                     337,500               $1.50               November 9,
                                                                                                  2007
Issued in conjunction with December 7, 2004
   consulting agreement                            4,400,000               $0.60            November 30, 2007
                                                -------------
                    Total                         27,616,049
                                                -------------

Weighted average exercise price                                            $1.34
Weighted average remaining life                                                                3.07 years

On December 7, 2004, we entered into an Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). Pursuant to that agreement, for a period of twelve months, Trilogy will provide publicity and marketing services for us. In addition, Trilogy will perform the functions of an in-house Investor Relations Officer for us. In return we are required to pay Trilogy a fee of $10,000 per month for twelve months. In addition, pursuant to this agreement, we issued to Trilogy warrants to purchase four million (4,000,000) shares of our common stock, par value $0.0001 per share, with an exercise price of $0.60 per share. The fair value of these warrants was calculated at $2,391,592 and was recorded as unearned compensation and additional paid-in capital and will be expensed over a period of twelve months from December 7, 2004. We also issued warrants to purchase four hundred thousand (400,000) shares of our common stock on substantially the same terms to an individual for the introduction to Trilogy. In the six months ended December 31, 2004, we recorded amortization of unearned compensation in Selling, General and Administrative expense of $137,976 related to this agreement.

On December 28, 2004, we entered into agreements with DKR Soundshore Oasis Holding Fund Ltd. and DKR Soundshore Strategic Holding Fund Ltd. (collectively "DKR") to amend terms of warrants issued to DKR on September 21, 2004 (the "DKR Warrants"), for the purchase of up to 6,500,000 shares of our common stock, $0.0001 par value per share issued in connection with our September 21, 2004, private placement. Specifically, subject to the terms and conditions contained in the DKR Amendment, the parties have agreed:

         o To amend the DKR Warrants so that DKR may exercise all or any portion of the Warrants for an exercise price of $0.60 per share of the Common Stock, from December 28, 2004 until February 28, 2005 (the "DKR Exercise Period"). At the end of the DKR Exercise Period, the amendment shall expire and the exercise terms of the DKR Warrants existing prior to December 28, 2004, shall be effective.
         o That DKR shall exercise a minimum of $600,000 in exercise price of the DKR Warrants, as amended, on or before the close of business on December 31, 2004.
         o That the number of shares of Common Stock subject to the DKR Warrants shall not be adjusted as a result of the temporary reduction in exercise price.
         o At the end of the DKR Exercise Period, we will issue to DKR warrants to purchase a number of shares of Common Stock equal to the number of shares purchased by DKR during the DKR Exercise Period at an exercise price of $1.50 per share (the "NEW DKR WARRANTS").

On December 30, 2004, DKR exercised warrants to purchase 1,000,000 shares of the Company's common stock at $0.60 per share for proceeds of $ $600,000. As a result of this modification of terms, Markland remeasured the fair value of the DKR Warrants. Since the beneficial conversion feature originally measured [see
Note 6] exceed the proceeds allocated to the convertible notes, no additional beneficial conversion feature was recorded as a result of this modification.

On December 29, 2004, we entered into an agreement with Greenfield Capital Partners LLC ("Greenfield") to amend the terms of a warrant issued to Greenfield (the "Greenfield Warrants") on September 22, 2004 for the purchase of up to 750,000 shares of Common Stock as compensation for consulting services performed by Greenfield in connection with our September 21, 2004 private placement. Specifically, subject to the terms and conditions contained in the Greenfield Amendment, the parties have agreed:

         o To amend the Greenfield Warrants so that Greenfield may exercise all or any portion of the Greenfield Warrant for an exercise price of $0.60 per share of Common Stock, from December 29, 2004 until January 31, 2005 (the "Greenfield Exercise Period").
         o That Greenfield shall exercise a minimum of 400,000 of the Greenfield Warrants, as amended, on or before December 31, 2004, and 350,000 of the Greenfield Warrants, as amended, on or before the close of business on January 31, 2005.
         o That the number of shares of Common Stock subject to the Greenfield Warrant shall not be adjusted as a result of the temporary reduction in exercise price.
         o That section 2(b) of the Greenfield Warrant shall be amended so as to prohibit the exercise of the Greenfield Warrants to the extent that such issuance would result in Greenfield beneficially owning more than 9.99% of the outstanding shares of Common Stock.

On December 30,2004, Greenfield exercised warrants to purchase 400,000 shares of the Company's common stock at $0.60 per share for proceeds of $240,000. As a result of this modification of terms, Markland remeasured the fair value of the Greenfield Warrants. Markland determined there was no material incremental value as a result of this remeasurement.

On December 29, 2004, we entered into an agreement with Southridge Partners LP ("Southridge") to amend the terms of a warrant issued to Southridge on November 9, 2004 (the "Southridge Warrant") for the purchase of up to 568,750 shares of Common Stock in connection with our November 9, 2004, private placement. Specifically, subject to the terms and conditions contained in the Southridge Amendment, the parties have agreed:

         o To amend the Southridge Warrant so that Southridge may exercise all or any portion of the Southridge Warrant for an exercise price of $0.60 per share of Common Stock, from December 29, 2004 until December 31, 2004 (the "Southridge Exercise Period").

         o That Southridge shall exercise all of the of the Southridge Warrant, as amended, on or before the close of business, New York City time, on December 31, 2004.

         o That the number of shares of Common Stock subject to the Southridge Warrant shall not be adjusted as a result of the temporary reduction in exercise price.

         o That section 11(a) of the Southridge Warrant shall be deleted in its entirety so as to eliminate restrictions on the ability of Southridge to exercise the Southridge Warrants based on the number of shares of Common Stock beneficially owned by Southridge.

On December 30,2004, Southridge exercised warrants to purchase 568,750 shares of the Company's common stock at $0.60 per share for proceeds of $341,250. As a result of this modification of terms, Markland remeasured the fair value of the Greenfield Warrants. Markland determined there was no material incremental value as a result of this remeasurement.

10.      NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                              Shares Potentially
                                                                   Issuable
                                                                   --------
Series A Redeemable Convertible Preferred Stock                       10,000
Series D Convertible Preferred Stock (convertible at
   80% of market value)                                           24,767,628
Stock options                                                      7,546,376
Warrants                                                          27,616,049
Employment and consulting agreements                              15,799,126
                                                                 -----------
         Total as of December 31, 2004                            75,739,179
                                                                 ===========

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

In addition, these three agreements provide in total for the issuance of 5.01% of the Company's outstanding common stock in four installments on a fully diluted basis based upon certain performance criteria being met. Upon contract signing, the Company issued a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares; on or about July 1, 2003, Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.5% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares if the Second Quarter gross revenue target has been met; and on or about October 1, 2003 Company will issue to these Employee/Consultants a number of shares of Common Stock then equivalent to 0.67% of the total number of shares of Common Stock then outstanding, inclusive of such Employee's/Consultant's Shares, minus the aggregate number of Shares issued to these parties in the first two installments if the Third Quarter gross revenue target has been met. If necessary, an additional issuance will occur in January 2004, so that the total amount of shares issued will equal 5.01% of the outstanding common stock calculated on a fully-diluted basis assuming the conversion of all convertible securities as of December 31, 2003.

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

In June 2004, these agreements were modified to remove the anti-dilution provision. During the six months ended December 31, 2004, a total of 6,637,145 shares of common stock were issued under these new agreements.

In December 2004 these agreements were modified to provide a mechanism whereby the Company may acquire all or a portion of the Common Stock granted to each executive/consultant for a nominal sum in the event that their relationship with the Company terminates prior to the registration of those shares. As part of this modification, the stock grants were accelerated so that Grants 5 and 6 were earned on January 2, 2005 and Grants 7 and 8 will be earned on July 1, 2005.

On December 7, 2004, we appointed Gino Pereira as our Chief Financial Officer. The employment agreement for Mr. Pereira provides for a term of five years, beginning December 1, 2004. Mr. Pereira's salary is set at $225,000, with a provision that such salary shall be increased to $300,000 at such time when Mr. Pereira's duties with the Company preclude him from performing work for other clients. The employment agreement provides for a grant of 3,000,000 shares of the Company's Common Stock to Mr. Pereira on the date of signing. These shares are unregistered shares and were granted in reliance on Section 4(2) of the Securities Act of 1933. The employment agreement provides for payment to Mr. Pereira upon a change in control resulting in the voluntary or involuntary termination of a majority of the board of directors, the chief executive officer or the president of an amount equal to the lesser of three times his then current salary or the salary owed through the end of the employment agreement

The employment agreement provides a mechanism whereby the Company may acquire all or a portion of the Common Stock granted to Mr. Pereira for a nominal sum in the event that his engagement with the Company is terminated prior to the registration of those shares. Since August of 2004, Mr. Pereira had been acting as a paid consultant to us in matters involving finances. As of November 18, 2004, Mr. Pereira had received $62,497 for his consulting services.

On December 7, 2004, we appointed Dr. Joseph P. Mackin as our chief operating officer. Dr. Mackin was a selling shareholder of EOIR when we purchased it on June 30, 2004. As part of that transaction, Dr. Mackin received $97,712.15 in cash and a promissory note for $662,288.00. The employment agreement for Dr. Mackin provides for a term of five years, beginning January 3, 2005. Dr. Mackin's salary is set at $300,000. The employment agreement accelerated the vesting date for options previously granted to Dr. Mackin and provides for periodic grants of the Company's Common Stock to Dr. Mackin, with an initial grant of 2,000,000 shares. These shares are unregistered shares and were granted in reliance on Section 4(2) of the Securities Act of 1933. The employment agreement provides for an acceleration of stock grants and payment to Dr. Mackin upon a change in control resulting in the voluntary or involuntary termination of a majority of the board of directors or the chief executive officer of an amount equal to the lesser of three times his then current salary or the salary owed through the end of the employment agreement. The employment agreement provides a mechanism whereby the Company may acquire all or a portion of the Common Stock granted to Dr. Mackin for a nominal sum in the event that his engagement with the Company is terminated prior to the registration of those shares.

In the six months ended December 31, 2004, Markland recorded unearned compensation, additional paid-in capital and stock compensation of $6,588,747, $7,877,690 and $1,288,943 respectively, related to these agreements.

In connection with the STR acquisition, Markland entered into a one year consulting agreement, as amended on March 17, 2004, with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, Markland shall pay to Consultant the sum of $285,000 (the "fee"). The fee shall be payable as follows: $25,000 is payable on July 15, 2004, a second payment in the amount of $35,000, is payable on August 15, 2004, a third payment in the amount of $60,000 is payable on September 15, 2004, a fourth payment in the amount of $60,000 is payable on October 15, 2004, a fifth payment in the amount of $60,000 is payable on November 15, 2004 and the sixth and final payment in the amount of $45,000 is payable on December 15, 2004. As of December 31, 2004, Markland has accrued $225,625 related to this agreement.

Resignation of Officers
-----------------------

On November 1, 2004, Gregory A. Williams notified the Board of Directors of Markland Technologies, Inc. of his resignation from the Board of Directors of the Company and his positions as Director, Executive Vice President, Chief Financial Officer, and Chief Operating Officer of the Company's wholly owned subsidiary, EOIR Technologies, Inc. ("EOIR"). On that date, Mr. Williams, the Company, and EOIR entered into an Agreement and General Release detailing the terms and conditions of Mr. Williams' resignation (the "Separation Agreement"). The Separation Agreement states, among other things, that (a) the Company is to pay Mr. Williams twelve months of severance and all accrued and unused vacation time, (b) Mr. Williams is entitled to retain all benefits until the earlier of December 31, 2005 or when Mr. Williams finds new employment, (c) the vesting of 40% of the non-statutory stock options held by Mr. William is accelerated; and
(e) Mr. Williams reaffirms his confidentiality and non-competition obligations and agrees not to compete with or solicit employees from EOIR for a period of twelve months. In conjunction with this and other severance agreements with former EOIR employees,, the Company accrued severance costs of $355,000 in the six months ended December 31, 2004, .

Facility Rental
---------------

STR leases its location in Fredericksburg, VA, on a month-to-month basis without a formal agreement. Rent expense relating to this location was $6,937 per month. This location was vacated on December 31, 2004.

We have a five year lease for our executive offices of approximately 1,000 square feet located in Ridgefield, Connecticut and a month-to-month lease for a manufacturing facility of approximately 5,000 square feet located in Fredericksburg, Virginia. We also have an administrative office in Providence, RI which is utilized under a monthly sublease comprising approximately 4,000 square feet.

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

In addition we have a one year lease for an executive office located in Boston, MA. The monthly lease amount for this facility is approximately $1600.

Income Taxes
------------

The Company is currently delinquent on its corporate state income tax filings. The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the six months ended December 31, 2004.

Government Contracts
--------------------

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.

12.      INCOME TAXES

There was no provision for federal or state income taxes for the six months ended December 31, 2004 and 2003, due to the Company's operating losses and a full valuation reserve.

The Company's deferred tax asset before valuation allowance is approximately $10,300,000 and at December 31, 2004 consisted primarily of net operating loss carry forwards. The change in the valuation allowance for the six months ended December 31, 2004 was approximately $3,700,000. When filed, the Company's net operating loss carry forwards of approximately $25,900,000 will expire in varying amounts through 2024. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

13.      RELATED PARTY TRANSACTIONS

Robert Tarini, our chief executive officer is also chief executive officer of Syquest, Inc. Syquest performs software and engineering development for the Markland Group and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the six months ended December 31, 2004 Syquest provided $213,980 in engineering and software services and charged $36,000 for rent.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

14.      LITIGATION

On June 28, 2004, Charles Wainer filed a civil suit against the Company in the Circuit Court for Broward County Florida alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, answered the complaint and denied any liability.

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

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows

On December 7, 2004, the Company issued 152,778 shares of its Common Stock in settlement of a civil suit filed against Quest Net, Inc., a predecessor company to Markland, for the non-payment of a promissory note valued at $66,671.


15.      SUBSEQUENT EVENTS

Subsequent Litigation Events
----------------------------

On January 31, 2004, the trial began in the action between Charles Wainer and Markland in the Circuit Court for Broward County, Florida. On that day, the presiding judge in the matter referred the parties to mediation.

Subsequent common stock issuances
---------------------------------

Subsequent to December 31, 2004, executives and consultants of the company were issued 14,319,237 shares of common stock based on employment agreements.

Subsequent to December 31, 2004, additional warrants were exercised to purchase 7,225,000 shares of the Company's common stock at $0.60 per share for proceeds of $4,335,000.

Preferred Stock Restriction Agreement
-------------------------------------

On January 5, 2005, the Company entered into a preferred stock restriction agreement (the "Agreement") with James LLC (the "Series D Holder"), to restrict the sale of shares of the Company's series D cumulative convertible preferred stock and shares of the Company's common stock, par value $0.0001 per share issuable upon conversion of the Series D Preferred Stock (the "Conversion Shares" and, collectively with the Series D Preferred Stock, the "Subject Securities").

Specifically, subject to the terms and conditions contained in the Agreement, the parties have agreed that the Series D Holder will not transfer or dispose of any of the Subject Securities prior to March 15, 2005. Beginning on March 15, 2005, the Series D Holder may sell its Conversion Shares in broker's transactions subject to Rule 144 promulgated under the Securities Act of 1933. However, beginning on June 15, 2005, the Series D Holder's sales of the Conversion Shares shall be limited to sales of not more than $600,000 per calendar month. Beginning on September 13, 2005, the monthly limit on the Series D Holder's sales of the Conversion Shares shall be increased to $750,000 per calendar month.

The Agreement calls for the Company to enter into a Private Equity Credit Agreement with an investor, Brittany Capital Management, Ltd., for an equity line of credit in the amount of $10,000,000. The Equity Line shall be subject to certain conditions enumerated in Section 4.8 of that certain Purchase Agreement, dated September 21, 2004, between the company and investors named therein. The Company is required, within twenty-one (21) days of the execution of the Private Equity Credit Agreement, to file a registration statement with the Securities and Exchange Commission (the "SEC") providing for the resale by the Investor of the shares of Common Stock sold to the Investor pursuant to the Equity Line. In the event that the Equity Line Registration Statement has not been declared effective by the SEC prior to June 15, 2005, the Company shall pay a cash penalty of $50,000 per month to the Investor.

In connection with the execution of the Agreement, the Company agreed to issue warrants to purchase one million eighty-eight thousand one hundred sixty (1,088,160) shares of Common Stock as set forth in the Lock-Up agreement with the Series D Holder dated September 21, 2004, at an exercise price of $0.60 per share. The Series D Holder is entitled to have the shares subject to these warrants included in the first registration statement filed by the Company with the SEC following the Equity Line Registration Statement. These warrants are unregistered securities and are being issued in reliance on Section 4(2) of the Securities Act of 1933.

On January 4, 2005, we entered into an agreement with David Stefansky to amend the terms of a warrant issued (the "Stefansky Warrant") to him on September 21, 2004 as compensation for consulting services performed by Stefansky in connection with our September 21, 2004, private placement for the purchase of up to 375,000 shares of our common stock. Specifically, subject to the terms and conditions contained in the Stefansky Amendment, the parties have agreed:

         o To amend the Stefansky Warrant so that Stefansky may exercise all or any portion of the Stefansky Warrant for an exercise price of $0.60 per share of Common Stock, from January 4, 2005, until January 7, 2005.

         o That Stefansky shall exercise all of the of the Stefansky Warrant, as amended, on or before the close of business on January 7, 2005.

         o That the number of shares of Common Stock subject to the Stefansky Warrant shall not be adjusted as a result of the temporary reduction in exercise price.

On January 5, 2005, warrants for 375,000 shares of common stock were exercised for proceeds of $225,000.

Warrant Amendments with DKR Soundshore Holding Fund, Ltd. and DKR Soundshore
----------------------------------------------------------------------------
Strategic Holding Fund, Ltd.
---------------------------

On February 7, 2005, the Company entered into agreements with DKR Soundshore Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. ("DKR"), to reduce the exercise price of replacement warrants ("Replacement Warrants") issuable to DKR pursuant to the Amendment to Warrants between the Company and DKR dated December 28, 2004 (the "Amendment") (see Note 9). Pursuant to the Amendment, the Company agreed to issue to DKR new warrants to purchase a number of shares of the Company's common stock, $.0001 par value per share ("Common Stock"), at an exercise price of $1.50, equal to the number of shares of Common Stock purchased by DKR prior to March 1, 2005 pursuant to the terms of the Amendments. Specifically, subject to the terms and conditions in the Agreements, the parties have agreed:

         o That DKR shall purchase no less than an aggregate of 1,500,000 shares of Common Stock by exercising Common Stock Purchase Warrant, as amended, no later than February 7, 2005.

         o That the exercise price of the Replacement Warrants issued to DKR pursuant to the Amendments shall be reduced from $1.50 per share to $0.50 per share.

         o That DKR waives any default or potential default that the Amendments may otherwise have caused under those certain Secured 8% Convertible Notes made by the Company and payable to DKR executed in connection with the September 21, 2004, private placement, and any other defaults under the other transaction contracts and agreements between DKR and the Company that may arise out of the Amendments.

The parties have further agreed that DKR shall have piggy-back registration rights with regard to the shares of Common Stock underlying the Replacement Warrants.

Issuance of Warrants to Purchase Common Stock
---------------------------------------------

         On February 7, 2005, the Company issued warrants to purchase five hundred sixty-eight thousand seven hundred fifty shares of Common Stock to Southridge Partners LP, warrants to purchase one million six hundred twenty-five thousand shares of Common Stock to Harborview Master Fund LP, warrants to purchase three hundred seventy-five thousand shares of Common Stock to Richard Rosenblum, and warrants to purchase three hundred seventy-five thousand shares of Common Stock to David Stefansky (collectively, the "Warrants"). The Warrants entitle the holders thereof to purchase an aggregate two million nine hundred forty-three thousand seven hundred fifty shares of Common Stock at an exercise price of $0.60 per share at any time and from time to time through, February 7, 2010.

         The Warrants contain a provision granting certain piggy-back registration rights to the holders of the Warrants for the shares of Common Stock underlying the Warrants.

         The Company received no consideration for the issuance of the Warrants. The offer and sale of the Warrants was made in reliance on Section 4(2) of Securities Act of 1933, as amended. Southridge Partners LP, Harbarview Master Fund LP, Richard Rosenblum and David Stefansky are stockholders of the Company and "accredited investors" within the meaning of Regulation D.

ACQUISITION

On February 14, 2005, Markland entered into definitive agreements with Technest, a public company with no revenue and minimal assets and operations, Genex Technologies, Inc. ("Genex"), and the certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex. In accordance with the terms of the Markland Securities Purchase Agreement on February 14, 2005, Technest issued a controlling interest to Markland in exchange for 10,168,764 shares of Markland common stock and Markland agreed to issue additional shares of common stock upon conversion of Technest's Series B Preferred Stock. Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, five-year warrants to purchase Technest common stock, and shares of Technest Series C Convertible Preferred Stock. The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate
(i) $3 million; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. In addition, Mr. Geng received a six month unsecured promissory note in the principal amount of $276,317 that pays interest at the rate of 6% per annum.

Genex is a supplier of advanced imaging, surveillance and security sensor technologies. The impact of this acquisition has not been determined at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-QSB, FOR THE QUARTER ENDED DECEMBER 31, 2004. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, FOR THE QUARTER ENDED DECEMBER 31, 2004. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

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

         o RESULTS OF OPERATIONS. This section provides an analysis of Markland's results of operations for the fiscal quarters and six months ended December 31, 2004 and December 31, 2003. This analysis is presented on a consolidated basis.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of Markland's cash flows for the six months ended December 31, 2004 and December 31, 2003.

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

OVERVIEW

BACKGROUND

GENERAL. We provide to the United States Department of Defense ("DOD") and to various other United States Intelligence Agencies ("INTEL"); remote sensing technology products, and services to protect our country's military personnel and infrastructure assets. We also provide to the Department of Homeland Security ("Homeland Security"); products, services and emerging technologies to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for the Homeland Security, DOD and INTEL marketplaces via expansion of our existing contracts, development of our emerging technologies and acquisition of synergistic revenue producing assets. We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this Form 10-QSB as amended. Our business, as it exists today, consists of four business areas: remote sensor systems for military and intelligence applications, chemical detection, border security and advanced technologies. Our primary sources of operating revenue are from our wholly owned subsidiary EOIR Technologies, Inc. ("EOIR"), which was acquired by us on June 29, 2004. EOIR offers products and services which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing. Prior to the acquisition of EOIR, our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system produced by our wholly owned subsidiary Science and Technology Research Inc. ("STR"), border security logistics products and services provided by our wholly owned subsidiary Ergo Systems, Inc. ("ERGO"), and Small Business Investment Research ("SBIR") funded research grants for the development of gas plasma antenna technology.

MARKLAND BUSINESS

REMOTE SENSOR SYSTEMS FOR MILITARY AND INTELLIGENCE APPLICATIONS

Our acquisition of EOIR on June 29, 2004, a company which provides remote sensing technology products and Services to the United States Department of Defense and to various other United States Intelligence Agencies, is a very important part of our ongoing business strategy of creating a world-class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces. EOIR's most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate which has a total potential value of approximately $406 million over its five year period of performance. Approximately 86% of EOIR revenues for its fiscal year ended December 31, 2004, were derived from this contract. The Omnibus Contract has an extensive and varied scope that requires us to provide a very broad range of products and technical services. For those products and technical services that EOIR does not possess in-house, we have and continue to subcontract to our team members and other subcontractors as necessary.

CHEMICAL DETECTOR

In October 2003, our subsidiary, Security Technology, Inc., acquired all of the common stock of Science and Technology Research, Inc., a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of homeland security solutions. STR has a contract with the U.S. Navy to be the sole producer of the U.S. Navy's shipboard Automatic Chemical Agent Detection and Alarm System used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. STR's sole source of revenues is this contract with the United States Navy which has a total potential value of approximately $37,000,000 over its period of performance. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract. We are experiencing a decline in demand for our chemical detector unit from the U.S. Navy. We plan to compensate for this reduced demand by marketing this technology to new customers within the Homeland Security marketplace and by combining it with other technologies for sale to customers other than the US Navy. During the six months ended December 31, 2004 our subsidiary STR recognized approximately $ 428,851 of revenue from this contract. We are presently working on the design of a next generation "point" chemical detector product, which will also operate using Ion Mobility Spectrography (IMS) cell technology and provide networked wireless communication capability.

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

BORDER SECURITY

We acquired the assets of Ergo Systems, Inc., in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at U.S. ports of entry for the Dedicated Commuter Lane, which is part of a larger U.S. Customs and Immigration and Naturalization Service initiative to reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers. During the fiscal year we entered into a teaming agreement with Accenture, who was recently awarded the US VISIT Contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the US. We have recently been awarded a subcontract which enables the company to derive revenues from the US VISIT Contract. During the six months ended December 31, 2004 our subsidiary Ergo Systems, Inc. recognized approximately $227,590 of revenue from these contracts. Management believes that the potential for increased revenues has been greatly enhanced by this subcontract award.

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

EVENTS DURING FISCAL 2003

In December 2002, we entered into a transaction with Eurotech Ltd., ipPartners, Inc., Market LLC, and James LLC. Pursuant to this transaction, the following took place:

         o        We formed a subsidiary corporation called Security
                  Technology,Inc.
         o Eurotech transferred certain rights to its Acoustic Core Technology(TM) to our subsidiary.
         o Crypto.com Inc. (a subsidiary of Eurotech) and ipPartners, Inc. transferred certain rights to their cryptology technologies to our subsidiary.
         o 90% of the shares of our common stock held by Market LLC and James LLC were retired.
         o We issued shares of common stock representing 80% of our then issued and outstanding common stock to Eurotech, Ltd. and shares of common stock representing 10% of our then issued and outstanding shares of common stock to ipPartners, Inc.
         o We issued $5,225,000 in stated value of our Series C 5% Cumulative Convertible Preferred Stock to Market LLC and James LLC in satisfaction of $5,225,000 of convertible notes held by Market LLC and James LLC and in exchange for their agreement to surrender 4,498,638 shares of our common stock.

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

EVENTS AFTER FISCAL 2004
------------------------

         o On September 21, 2004, we sold secured convertible promissory notes and warrants to purchase shares of common stock to two institutional investors for approximately $4,000,000.
         o On November 9, 2004, we sold secured convertible promissory notes and warrants to purchase shares of common stock to two institutional investors for approximately $1,350,000.
         o On December 7, 2004 we issued warrants to purchase an aggregate 4,400,000 shares of our common stock to Trilogy Capital Partners and a finder in compensation for publicity and marketing services.
         o On December 28, 2004, we entered into agreements with two institutional investors to amend the terms of warrants issued to them for the purchase of up to 5,950,000 shares of our common stock, $0.0001 par value per share. As of December 31, 2004, 1,968,750 of these warrants were converted under these revised agreements for net proceeds of $1,181,250.

RECENT EVENTS
--------------
         o Subsequent to December 31, 2004, executives and consultants of the company were issued 14,319,237 shares of common stock based on employment agreements.
         o Subsequent to December 31, 2004, additional warrants were exercised to purchase 7,225,000 shares of the Company's common stock at $0.60 per share for proceeds of $4,335,000.
         o On February 14, 2005, Markland entered into definitive agreements with Technest, a public company with no revenue and minimal assets and operations, Genex Technologies, Inc. ("Genex"), and the certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex. In accordance with the terms of the Markland Securities Purchase Agreement on February 14, 2005, Technest issued a controlling interest to Markland in exchange for 10,168,764 shares of Markland common stock and Markland agreed to issue additional shares of common stock upon conversion of Technest's Series B Preferred Stock. Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, five-year warrants to purchase Technest common stock, and shares of Technest Series C Convertible Preferred Stock. The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. In addition, Mr. Geng received a six month unsecured promissory note in the principal amount of $276,317 that pays interest at the rate of 6% per annum.
         o Subsequent to December 31, 2004 we issued warrants to purchase 2,943,750 shares of our Common Stock at an exercise price of $0.60

Genex is a supplier of advanced imaging, surveillance and security sensor technologies. The impact of this acquisition has not been determined at this time.

RESULTS OF OPERATIONS

REVENUE:

Revenue for the quarter ended December 31, 2004 increased by 423% to $17,044,677 compared to $3,256,771 for the same period in 2003, which was prior to our acquisition of EOIR. Revenue for the six months ended December 31, 2004 increased by 821% to $32,814,528 compared to $3,563,495 for the same period in 2003, which was prior to our acquisition of EOIR. Our EOIR subsidiary accounted for approximately 97% of these revenues in the six months ended December 31, 2004.

EOIR's most significant source of revenues is a contract with the United States Army Night Vision and Electronic Sensors Directorate. Approximately 84% of our revenues were received from this contract. We expect orders to continue at or above current levels under this contract, however, no assurance can be given that this will be the case.

COST OF REVENUES:

Cost of revenues for the quarter ended December 31, 2004 increased by 540% to $13,283,832, compared to $2,072,625 for the same period in 2003. Cost of revenues for the six months ended December 31, 2004 increased by 1,004% to $25,726,725, compared to $2,329,581 for the same period in 2003. Cost of revenues increased as a result of an increase in sales resulting from our acquisition of EOIR.

Gross profits for the quarter ended December 31, 2004 increased by 218% to $3,760,845 compared to $1,184,146 for the same period in 2003. Gross profits for the six months ended December 31, 2004 increased by 474% to $7,087,803 compared to $1,233,914 for the same period in 2003.

Gross profits increased as a result of additional revenue from the acquisition of EOIR. Gross profit as a percentage of revenue for both the quarter and six months ended December 31, 2004 was approximately 22% compared to 35% for the same period in 2003. Most of our revenues for the quarter and six months ended December 31, 2003 were derived from product sales. After our acquisition of EOIR most of our revenues for the quarter and six months ended December 31, 2004 are from variable cost contracts which enjoy greater certainty of profit, compared to fixed price contracts, but at lower profit margins. It is our intention to create a balanced portfolio of contracts as revenues from Markland group companies mature.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense for the quarter ended December 31, 2004 increased by 708% to $5,157,465 compared to $638,376 in the same period in 2003. Selling, general and administrative expense was primarily composed of payroll, consultants, legal and accounting fees, and vendors. The increase in selling, general and administrative expense was primarily due to increases in staff resulting from the acquisition of EOIR and increases due to related sales growth. There was also a provision for severance payments for certain staff at EOIR amounting to $355,000. As a result of the recent acquisition and funding activity of the company, legal and accounting expenses relating to SEC filings increased substantially and were approximately $700,000 for the quarter ended December 31,2004.

Selling, general and administrative expense for the six months ended December 31, 2004 increased by 668% to $8,728,505 compared to $1,136,188 in the same period in 2003.

RESEARCH AND DEVELOPMENT:

During the quarter and six months ended December 31, 2004, we spent $110,267 on research and development activities compared to no expenditure for the quarter and six months ended December 31, 2003

COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:

Compensatory element of stock issuances for selling, general and administrative expenses for the quarter ended December 31, 2004 increased by 98% to $2,254,566 compared to $1,137,162 for the same period in 2003. For the six months ended December 31, 2004 the charge for compensatory element of stock issuances increased by 46% to $2,253,423 compared to $1,539,142 for the same period in 2003.

These charges include amortization and mark-to-market adjustments on unearned stock compensation. We use our equity as a non-cash method of compensating management and consultants who provide services to us and expect to continue to do so in the future.

OPERATING LOSS:

Loss from operations for the quarter ended December 31, 2004 increased by 523% to $4,412,710.compared to $708,059 for the comparative period in 2003. This loss resulted primarily from non-cash charges for the compensatory element of stock issuances, losses on disposals of equipment and amortization of intangible assets resulting from our recent acquisitions. These non-cash charges amounted to $2,905,823 for the three months ended December 31, 2004. Loss from operations for the six months ended December 31, 2004 increased by 224% to $5,161,363 compared with $1,591,417 for the same period in 2003. Non-cash charges for the compensatory element of stock issuances, losses on disposals of equipment and amortization of intangible assets resulting from our recent acquisitions amounted to $3,410,394 for the six months ended December 31, 2004.

INTEREST EXPENSE:

Interest expense for the quarter ended December 31, 2004 increased substantially to $3,604,187 compared to $119,150 for the quarter ended December 31, 2003. The non-cash element of these interest charges amounted to $3,309,862. Interest and financing expense was from notes payable issued for bridge financing, and other financing costs. These charges represent the accretion of debt discount to the fair market value of the notes and amortization of deferred financing costs over the term of the convertible notes. We issued two convertible notes on September 21, 2004 and November 9, 2004. As this short-term financing has a term of one year, these charges are accreted over a relatively short period of time resulting in substantial non-cash interest charges. We expect such charges to recur during the life of these notes. In connection with our acquisition of EOIR, EOIR issued, and we guaranteed, $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,678,840 at December 31, 2004. Interest expense for the six months ended December 31, 2004 was $4,107,402 compared to $147,728 for the six months ended December 31, 2003. The non-cash element of this expense was $3,624,028 for the six months ended December 31, 2004.

PREFERRED STOCK DIVIDENDS:

There were no Preferred Stock dividends for the quarter and six months ended December 31, 2004. All of Series C Preferred Stock has been converted. As a result none is outstanding. Preferred Stock dividends for the quarter ended December 31, 2003 were $161,101. Preferred Stock dividends for the six months ended December 31, 2003 were $316,790

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss applicable to common stockholders for the quarters ended December 31, 2004 and December 31, 2003 was $8,007,192 ($0.15 per share) and $988,310 ($0.16 per share) respectively. Our weighted average number of shares outstanding for the quarters ended December 31 2004 and December 31, 2003 were 52,408,699 and 6,156,120, respectively.

Net loss applicable to common stockholders for the six months ended December 31, 2004 and December 31,2003 was $9,253,213 ($0.20 per share) and $2,055,935 ($0.38 per share) respectively. Our weighted average number of shares outstanding for the six months ended December 31 2004 and December 31, 2003 were 45,380,646 and 5,463,757, respectively.

The reduction in net loss per share from the prior period is due primarily to the increase in number of shares outstanding. Shares outstanding increased primarily as a result of our financing activities.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2004, we experienced $194,896 of positive cash flow from operating activities compared with a deficit of $884,314 for the same period in 2003. The loss for the six months ended December 31 of $9,253,213 was offset by non-cash charges of $7,241,673 and a reduction in working capital of $2,206,436. On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,678,840 at December 31, 2004. On September 21, 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $4,000,000 and in the aggregate principal amount of $5,200,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $2,677,389 at December 31, 2004 and the discount to the principal amount will be accreted to interest expense over the one year term of the loan. On November 9 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $1,350,000 and in the aggregate principal amount of $1,755,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $75,808 at December 31, 2004 and the discount to the principal amount will be accreted to interest expense over the one year term of the loan. Between January 1, 2005 and February 10, 2005, additional warrants were exercised to purchase 7,225,000 shares of the Company's common stock at $0.60 per share for proceeds of $4,335,000. We believe that required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of research and development and selling, general and administrative expenses to some extent based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues. Any stock-based sources of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our security products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

GOING CONCERN

For six months ended December 31, 2004 and December 31, 2003, we incurred a net loss applicable to common stockholders of $9,253,213 and $2,055,935 respectively. We have limited finances and require additional funding in order to market and license our products. There is no assurance that we can reverse our operating losses, or that we can raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm for the fiscal year 2004 includes an explanatory paragraph as to the uncertainty that we will continue as a going concern. While we have experienced operating losses in the past, due to our acquisition of EOIR, the operating portion of our business is currently cash flow positive. Our business plan is to continue to grow our customer base and our revenues and to control and monitor operating expenses and capital expenditures. We believe that our business as currently constituted will produce positive cash flow which, together with our current cash levels, will enable us to meet our existing financial obligations as they come due during the current fiscal year. However, we can provide no assurance that the performance of our business will meet our expectations.

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

CONCENTRATIONS

Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires that we disclose any significant off-balance-sheet and credit risk concentrations. We are subject to concentrations of credit risk because the majority of our revenues and accounts receivable are derived from the US Navy, Computer Science Corporation and The Department of Homeland Security, none of whom is required to provide collateral for amounts owed to us. We do not believe that we are subject to any unusual credit risks, other than the normal level of risk attendant to operating our business. As of December 31,2004, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

ESTIMATED USEFUL LIVES OF AMORTIZABLE INTANGIBLE ASSETS

We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the Ergo and ASI acquisitions overa three-year life commencing with the date of acquisition. With respect to the Science & Technology Research, Inc. and EOIR Technologies, Inc. acquisitions, consistent with independent business valuations, we are amortizing the intangible assets over ten years and nine years respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the six months ended December 31,2004 and 2003.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, Markland will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If Markland had included the fair value of employee stock options in these financial statements, the net loss for the three and six months ended December 31, 2004 and 2003 would have been as disclosed above. Accordingly, the adoption of SFAS No. 123R is not expected to have a material effect on our financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There is no change in our internal control over financial reporting during our second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On June 28, 2004, Charles Wainer filed a civil suit against the Company in Circuit Court for Broward County, Florida, alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, the Company answered the complaint and denied any liability. The trial of this matter began on January 31, 2005; on that date, the presiding judge referred the parties to mediation.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the quarter ending December 31, 2004, various holders of the Company's Series D Convertible Preferred Stock converted shares of preferred stock into shares of common stock. The total shares issued under such conversions was approximately 4,168,729. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On October 5, 2004, we issued 1,205,479 shares of our common stock to Robert Tarini and Verdi Consulting, 301,370 shares of common stock to Kenneth Ducey, Jr. and 904,110 shares of common stock to Asset Growth Company in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 11 of our Condensed Consolidated Financial Statements.

         Pursuant to an employment agreement dated October 27, 2003, the company issued 10,713 shares of common stock to one employee on October 4, 2004. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 11 of our Condensed Consolidated Financial Statements.

         On October 5, 2004, the Company issued 40,172 shares of common stock to ECON Investor Relations, Inc. pursuant to a consulting agreement under which ECON Investor Relations, Inc. performs services for the Company relating to investor relations. Also on October 5, 2004, the Company issued 75,000 shares of common stock to Mark Groussman and Jason Lyons pursuant to services rendered in connection to the Company's September 21, 2004, private placement. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         On November 9, 2004, we entered into a Purchase Agreement with Harborview Master Fund, LP and Southridge Partners, LP, pursuant to which we sold warrants to purchase 2,193,750 shares of our common stock and secured convertible promissory notes in the principal amount of $1,755,000, for the aggregate consideration of $1,350,000. We received net proceeds of $1,174,500 from this private placement. We also issued to Greenfield Capital Partners, LLC, David Stefansky and Richard Rosenblum warrants to purchase an aggregate 337,500 shares of our common stock at an exercise price of $1.50 as compensation in connection with this private placement. The offer and sale of these securities was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. For more information concerning this transaction please refer to Notes 6 and 9 of our Condensed Consolidated Financial Statements.

         On December 7, 2004, the Company issued 91,667 shares of common stock to Summerstrand Investments, Ltd., and 61,111 shares of common stock to Schoeppl & Burke, P.A., in connection with a lawsuit in which Summerstand Investments, Ltd., was a plaintiff and the Company was a defendant. The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended. For more information concerning this transaction please refer to
Note 14 of our Condensed Consolidated Financial Statements.

         On December 7, 2004, the Company issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.60 per share to Trilogy Capital Partners, Inc., pursuant to a consulting agreement under which Trilogy Capital Partners, Inc., provides services to us related to public relations and investor relations. Also on December 7, 2004, the Company issued warrants to purchase 400,000 shares of common stock to an unaffiliated consultant as compensation in connection with our agreement with Trilogy Capital Partners, Inc. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 9 of our Condensed Consolidated Financial Statements.

Subsequent stock issuances
--------------------------

         On January 3, 2005, we issued 2,867,458 shares of our common stock to Robert Tarini, 3,548,322 to Verdi Consulting, 716,864 shares of common stock to Kenneth Ducey, Jr., 2,150,593 shares of common stock to Asset Growth Company, 3,000,000 to Gino Pereira and 2,000,000 to Joseph Mackin in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 15 of our Condensed Consolidated Financial Statements.

         On January 5, 2005, the Company issued warrants to purchase 1,088,160 shares of common stock to James LLC in connection with a lock-up agreement restricting the ability of James LLC to convert shares of our Series D Cumulative Preferred Stock and to sell shares resulting from such a conversion. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 15 of our Condensed Consolidated Financial Statements.

         On February 7, 2005, we issued warrants to purchase an aggregate of 2.943,750 shares of our common stock to Southridge Partners, LP, Harborview Master Fund LP, Richard Rosenblum and David Stefansky. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 15 of our Condensed Consolidated Financial Statements.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to our securities holders during the fiscal quarter ended December 31, 2004.

ITEM 5. OTHER ISSUES
--------------------

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

    3.1      Articles of Incorporation of Quest Net
             Corp., filed with the Florida Secretary of
             State on December 28, 1998                                      8-K         March 20, 2000         1.3

    3.2      Articles of Merger filed with the Florida
             Secretary of State on March 15, 2000                            8-K         March 20, 2000         1.2

    3.3      Articles of Amendment to the Articles of
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on
             April 4, 2001                                                   8-K         April 10, 2001         3.1

    3.4      Articles of Amendment to the Articles of
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on June
             21, 2001                                                        8-K         April 10, 2001         3.3

    3.5      Articles of Amendment to the Articles of
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on December 21, 2001                                     SB-2          May 11, 2004          3.5

    3.6      Articles of Amendment to the Articles of
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on September 16, 2003                                   10-KSB       October 14, 2003        3.6

    3.7      Certificate of Designations of Rights and
             Preferences of the Series A Non-Voting
             Convertible Preferred Stock                                   10-KSB       October 14, 2003        3.7

    3.8      Certificate of Designations of Rights and
             Preferences of the Series C Cumulative
             Convertible Preferred Stock                                     8-K       December 20, 2002        3.5

    3.9      Certificate of Designations of Rights and
             Preferences of the Series D Cumulative
             Convertible Preferred Stock                                   10-KSB       October 14, 2003        3.5

   3.10      Amended and Restated By-Laws                                    8-K         March 20, 2000         1.4

    4.1      Form of common stock certificate of
             Markland Technologies, Inc.                                   10-QSB      February 14, 2003        4.1

    4.2      Registration Rights Agreement between
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd.,
             Sparrow Ventures, Inc., dated April 2, 2004                    SB-2          May 11, 2004          4.2

    4.3      Form of Common Stock Purchase Warrant dated
             April 2, 2004                                                  SB-2          May 11, 2004          4.3

    4.4      Form of Common Stock Purchase Warrant dated
             April 16, 2004                                                 SB-2          May 11, 2004          4.4

    4.5      Form of Common Stock Purchase Warrant dated
             May 3, 2004                                                    SB-2          May 11, 2004          4.5

    4.6      Registration Rights Agreement, dated March
             19, 2003, by and between ASI Technology
             Corporation and Markland Technologies, Inc.                   10-KSB       October 14, 2003       10.10

    4.7      Registration Rights Agreement by and
             between Markland Technologies, Inc. and
             Brittany Capital Management limited, dated
             September 10, 2003.                                           10-KSB       October 14, 2003       10.17

    4.8      Consulting Agreement by and between
             Markland Technologies, Inc. and George
             Yang, dated September 30, 2003.                                 8K        November 12, 2003       10.3






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

    4.9      Consulting Agreement by and between
             Markland Technologies, Inc. and
             Commonwealth Acquisitions, Ltd., dated
             March 24, 2003.                                                SB-2          May 11, 2004          4.9

   4.10      Consulting Agreement by and between ECON
             Investor Relations, Inc., dated January 18,
             2003.                                                          SB-2          May 11, 2004         4.10

   4.11      Consulting Agreement by and between
             Markland Technologies, Inc. and Marketshare
             Recovery, Inc., dated October 29, 2003                         SB-2          May 11, 2004         4.11

   4.12      Consulting Agreement by and between
             Markland Technologies, Inc. and Emerging
             Concepts, Inc., dated July 7, 2003                            10-QSB      February 23, 2004       10.4

   4.13      Research Agreement by and between Markland
             Technologies, Inc. and The Research Works,
             Inc., dated October 29, 2003                                   SB-2          May 11, 2004         4.13

   4.14      Employment Agreement by and between
             Markland Technologies, Inc. and Jo-Ann
             Nichols, dated October 27, 2003.                               SB-2          May 11, 2004         4.14

   4.15      Registration Rights Agreement by and
             between Markland Technologies, Inc. and the
             investors named therein, dated September
             21, 2004                                                        8-K       September 23, 2004      99.3

   4.16      Form of Common Stock Purchase Warrant
             issued by Markland Technologies, Inc. on
             September 21, 2004                                              8-K       September 23, 2004      99.5

   4.17      Lock-up Agreement by and among Markland
             Technologies, Inc., Robert Tarini, and
             Kenneth Ducey, Jr.                                              8-K       September 23, 2004      99.7

   4.18      Lock-up Agreement by and between Markland
             Technologies, Inc. and James, LLC.                              8-K       September 23, 2004      99.6

   4.19      Waiver Agreement by and among Markland
             Technologies, Inc. and the parties named
             therein, dated September 21, 2004                               8-K       September 23, 2004      99.8

   4.20      Amendment to Warrant No. CS-84                                  8-K       December 30, 2004       99.1

   4.21      Amendment to Warrant No. CS-85                                  8-K       December 30, 2004       99.2

   4.22      Form of New DKR Warrants                                        8-K       December 30, 2004       99.3

   4.23      Amendment to Warrant No. CS-83                                  8-K       December 30, 2004       99.4

   4.24      Amendment to Warrant No. CS-89                                  8-K       December 30, 2004       99.5






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   4.25      Amendment to Stefansky Warrant                                  8-K        January 7, 2005        99.1

   4.26      Amendment to Rosenblum Warrant                                  8-K        January 7, 2005        99.2

   4.27      Amendment to Harborview Warrant                                 8-K        January 7, 2005        99.3

   4.28      Preferred Stock Restriction Agreement                           8-K        January 11, 2005       99.1

   4.29      Form of Warrant                                                 8-K        January 11, 2005       99.3

   4.30      Form of Preferred Stock Restriction
             Agreement Amendment                                             8-K        January 12, 2005       99.1

   10.1      Securities Purchase Agreement, between
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd., and
             Sparrow Ventures, Inc., dated April 2, 2004                    SB-2          May 11, 2004         10.1

   10.2      Securities Purchase Agreement by and among
             Markland Technologies, Inc. and the
             Investors named therein, dated April 16,
             2004.                                                          SB-2          May 11, 2004         10.2

   10.3      Securities Purchase Agreement by and
             between Markland Technologies, Inc. and the
             Investors named therein, dated May 3, 2004.                    SB-2          May 11, 2004         10.3

   10.4      Agreement and Plan of Merger by and among
             Markland Technologies, Inc. and STR
             Acquisition Corp., Security Technology,
             Inc., Science and Technology Research,
             Inc., and George Yang, dated September 30,
             2003.                                                           8K        November 12, 2003       10.1

   10.5      Promissory Note made by Markland
             Technologies, Inc., in favor of George
             Yang, dated September 30, 2003.                                 8K        November 12, 2003       10.4

   10.6      Security Agreement by and between Markland
             Technologies, Inc. and George Yang, dated
             September 30, 2003.                                            SB-2          May 11, 2004         10.6

   10.7      Guaranty by Markland Technologies, Inc. in
             favor of George Yang, dated September 30,
             2003.                                                          SB-2          May 11, 2004         10.7

   10.8      Amendment and Payment Extension Agreement
             by and between Markland Technologies, Inc.
             and George Yang, dated March 17, 2004.                         SB-2          May 11, 2004         10.8

   10.9      Loan Agreement by and between Security
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.                                       8K        November 12, 2003       10.2






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.10     Promissory Note by and among Markland
             Technologies, Inc., Security Technology,
             Inc., and Bay View Capital LLC, dated
             September 30, 2003.                                             8K        November 12, 2003       10.5

   10.11     Security Agreement by and between Security
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.                                      SB-2          May 11, 2004         10.11

   10.12     Security Agreement by and between Markland
             Technologies, Inc. and Bay View Capital LLC.                   SB-2          May 11, 2004         10.12

   10.13     Sublicense Agreement by and between
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2004.                                                          SB-2          May 11, 2004         10.13

   10.14     ASI Technology Corporation SBIR Phase II
             Proposal, dated October 8, 2001.                              SB-2/1A       June 16, 2004         10.14

   10.15     ASI Technology Corporation Contract
             with Air Force Office of Scientific Research,
             dated August 1, 2002.                                         SB-2/1A       June 16, 2004         10.15

   10.16     ASI Technology Corporation Contract with
             Naval Surface Warfare Center, dated January
             31, 2003.                                                     SB-2/1A       June 16, 2004         10.16

   10.17     Stock Purchase Agreement by and among Ocean
             Data Equipment Corporation, Ergo Systems,
             Markland Technologies, and Security
             Technology, Inc., dated December 9, 2002.                       8-K        January 28, 2003       10.1

   10.18     Exchange Agreement, dated December 9, 2002,
             by and among Markland Technologies, Inc.,
             Market LLC, and James LLC.                                      8-K       December 20, 2002       10.4

   10.19     Exchange Agreement, dated December 9, 2002,
             by and among Eurotech, Ltd., Crypto.com
             Inc., Markland Technologies, Inc., Security
             Technology, Inc. ipPartners, Inc., Market
             LLC,  and James LLC.                                            8-K       December 20, 2002       10.5

   10.20     First Amendment to Exchange Agreement,
             dated December 9, 2002, by and among
             Eurotech, Ltd., Crypto.com Inc., Markland
             Technologies, Inc., Security Technology,
             Inc. ipPartners, Inc., Market LLC,  and
             James LLC.                                                    10-QSB      February 14, 2003       10.6

   10.21     Restated and Amended Convertible Revolving
             Credit Note Agreement, dated December 10,
             2002, by and between Markland Technologies,
             Inc. and Market LLC.                                          10-QSB      February 14, 2003       10.2






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.22     Letter from Sherb & Co., LLP to the
             Commission, dated March 12, 2003,
             concerning change in certifying accountant.                     8-K         March 17, 2003        16.1

   10.23     Technology Purchase Agreement between
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2003.                                                           8-K         April 4, 2003         10.1

   10.24     Exchange Agreement, dated March 27, 2003,
             by and between Eurotech, Ltd. and Markland
             Technologies, Inc.                                              8-K         April 4, 2003         10.2

   10.25     Registration Rights Agreement, dated March
             27, 2003, by and between Eurotech, Ltd. and
             Markland Technologies, Inc.                                   10-KSB       October 14, 2003       10.12

   10.26     Amended and Restated Exchange Agreement,
             dated July 24, 2003, by and between
             Markland Technologies, Inc. and Syqwest,
             Inc.                                                            8-K         July 30, 2003         10.1

   10.27     Preferred Securities Purchase Agreement by
             and between Markland Technologies, Inc. and
             James LLC, dated February 2, 2003, relating
             to the issuance of 170 shares of Series C
             5% Convertible Preferred Stock.                               10-KSB       October 14, 2003       10.14

   10.28     Preferred Securities Purchase Agreement by
             and between Markland Technologies, Inc.,
             and James LLC, dated April 1, 2003,
             relating to the issuance of Series D
             Convertible Preferred Stock.                                  10-KSB       October 14, 2003       10.15

   10.29     Private Equity Credit Agreement by and
             between Markland Technologies, Inc. and
             Brittany Capital Management Limited, dated
             September 10, 2003.                                           10-KSB       October 14, 2003       10.16

   10.30     Employment and consulting agreements, dated
             December 5, 2002, for Delmar Kintner,
             Kenneth Ducey, Robert Tarini, and Verdi
             Consulting.                                                   10-KSB       October 14, 2003       10.18

   10.31     Nonexclusive License Agreement by and
             Science & Technology Research , Inc. and
             the Secretary of the Navy, dated 11/4/03.                      SB-2          May 11, 2004         10.31

   10.32     International Distribution Agreement
             between Markland Technologies, Inc. and
             Tradeways.                                                     SB-2          May 11, 2004         10.32

   10.33     Science & Technology Research contract
             Naval Surface Warfare Center, dated January
             31, 2003.                                                      SB-2          May 11, 2004         10.33






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.34     Subcontract Agreement by and between ERGO
             Systems, Inc. and Computer Sciences
             Corporation ,dated December 8, 2003.                           SB-2          May 11, 2004         10.34

   10.35     Lease for Property in Fredericksburg,
             Virginia.                                                     SB-2/1A       June 16, 2004         10.35

   10.36     Co-Operative Research and Development
             Agreement between Markland Technologies,
             Inc. and the U.S. Air Force.                                  SB-2/1A       June 16, 2004         10.35

   10.37     Employment Agreement by and between
             Markland Technologies, Inc. and Robert
             Tarini, dated May 12, 2004 .                                  10-QSB         May 24, 2004         10.32

   10.38     Employment Agreement by and between
             Markland Technologies, Inc. and Kenneth
             Ducey, Jr., dated May 12, 2004.                               10-QSB         May 24, 2004         10.33

   10.39     Strategic Operations Contractor Agreement
             by and between Markland Technologies, Inc.
             and Asset Growth Company, dated May 12,
             2004.                                                         10-QSB         May 24, 2004         10.34

   10.40     Consulting Agreement by and between
             Markland Technologies, Inc. and Chad A.
             Verdi, dated May 12, 2004.                                    10-QSB         May 24, 2004         10.35

   10.41     Amendment to Employment Agreement between
             Markland Technologies Inc. and Robert
             Tarini dated June 16, 2004.                                   SB-2/1A       June 16, 2004         10.41
             Amendment to the Employment

   10.42     Agreement between Markland
             Technologies Inc. and Kenneth P. Ducey,
             dated June 16, 2004.                                          SB-2/1A       June 16, 2004         10.42

   10.43     Amendment to the Consulting Agreement
             between Markland Technologies Inc. and
             Verdi Consulting, dated June 16, 2004.                        SB-2/1A       June 16, 2004         10.43

   10.44     Amendment to the Strategic Operations
             Contractor Agreement by and between
             Markland Technologies, Inc. and Asset
             Growth Company, dated June 16, 2004.                          SB-2/1A       June 16, 2004         10.44

   10.45     Purchase Agreement between Markland
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.                              8-K       September 23, 2004      99.1

   10.46     Security Agreement between Markland
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.                              8-K       September 23, 2004      99.2

   10.47     Form of Secured Convertible Promissory Note
             issued by Markland Technologies, Inc., on
             September 21, 2004.                                             8-K       September 23, 2004      99.4






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.48     Night Vision Electronic Sensors Directorate
             (NVESD) Omnibus Contract between E-OIR
             Measurement Inc., a subsidiary of EOIR and
             United States Army Night Vision and
             Electronic Sensors Directorate.                               10-KSB       October 13, 2004       10.48

   10.49     Securities Purchase Agreement between
             Markland Technologies, Inc., Harborview
             Master Fund L.P. and Southridge Partners LP
             dated November 9, 2004.                                        SB-2       November 10, 2004       10.50

   10.50     Form of Convertible Note issued to
             Harborview Master Fund L.P. and Southridge
             Partners LP.                                                   SB-2       November 10, 2004       10.51

   10.51     Form of Warrant issued to Harborview Master
             Fund L.P. and Southridge Partners LP.                          SB-2       November 10, 2004       10.52

   10.52     Subordination Agreement between DKR
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.                                  SB-2       November 10, 2004       10.53

   10.53     Conditional Waiver and Consent between DKR
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.                                  SB-2       November 10, 2004       10.54

   10.54     Stock Purchase Agreement by and between
             Markland and EOIR, dated June 30,
             2004                                                            8-K         June 30, 2004          2.1

   10.55     Forms of Promissory Note.                                       8-K         June 30, 2004          2.2

   10.56     Security Agreement by and between EOIR and
             sellers of EOIR stock, dated June 30, 2004.                     8-K         June 30, 2004          2.3

   10.57     2004 Stock Option Plan, adopted June 30,
             2004.                                                           8-K         June 30, 2004          2.4

   10.58     Preferred Securities Purchase Agreement.                        8-K         June 30, 2004          2.5

   10.59     Pledge and Security Agreement.                                  8-K         June 30, 2004          2.6

   10.60     Forms of Stock Option.                                          8-K         June 30, 2004          2.7

   10.61     Agreement and General Release, dated
             November 1, 2004, between Markland
             Technologies, Inc. and Gregory A. Williams.         X






                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.62     Engagement Letter with Trilogy Capital
             Partners, Inc.                                                  8-K        December 9, 2004       99.1

   10.63     Form of Warrant issued to Trilogy Capital
             Partners, Inc., and the unaffiliated
             consultant                                                      8-K        December 9, 2004       99.2

   10.64     Waiver by and between the Company, DKR
             Soundshore Oasis Holding Fund Ltd., DKR
             Soundshore Strategic Holding Fund Ltd.,
             Harborview Master Fund L.P. and Southridge
             Partners LP.                                                    8-K       December 13, 2004       99.1

   10.65     Letter Agreement by and between the
             Company, DKR Soundshore Oasis Holding Fund
             Ltd., and DKR Soundshore Strategic Holding
             Fund Ltd.                                                       8-K       December 13, 2004       99.2

   10.66     Employment Agreement with Robert Tarini                         8-K        January 7, 2005        99.4

   10.67     Employment Agreement with Ken Ducey                             8-K        January 7, 2005        99.5

   10.68     Employment Agreement with Joseph Mackin                         8-K        January 7, 2005        99.6

   10.69     Employment Agreement with Gino Pereira                          8-K        January 7, 2005        99.7

   10.70     Strategic Operations Contractor Agreement
             with Asset Growth Company                                       8-K        January 7, 2005        99.8

   10.71     Conslutant Agreement with Verdi Consulting                      8-K        January 7, 2005        99.9
             Certification by CEO of Periodic Report

   31.1      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CFO of Periodic Report

   31.2      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CEO and CFO of Periodic

   32.1      Report Pursuant to 18 U.S.C. Section 1350           X

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   MARKLAND TECHNOLOGIES, INC.


Date: February 15, 2005                      By:   /s/ Robert Tarini
                                                   -----------------------------
                                                   Robert Tarini
                                                   Chairman, Director, and
                                                   Chief Executive Officer


                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

    3.1      Articles of Incorporation of Quest Net
             Corp., filed with the Florida Secretary of
             State on December 28, 1998                                      8-K         March 20, 2000         1.3

    3.2      Articles of Merger filed with the Florida
             Secretary of State on March 15, 2000                            8-K         March 20, 2000         1.2

    3.3      Articles of Amendment to the Articles of
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on
             April 4, 2001                                                   8-K         April 10, 2001         3.1

    3.4      Articles of Amendment to the Articles of
             Incorporation of Quest Net Corp., filed
             with the Florida Secretary of State on June
             21, 2001                                                        8-K         April 10, 2001         3.3

    3.5      Articles of Amendment to the Articles of
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on December 21, 2001                                     SB-2          May 11, 2004          3.5

    3.6      Articles of Amendment to the Articles of
             Incorporation of Markland Technologies,
             Inc. filed with the Florida Secretary of
             State on September 16, 2003                                   10-KSB       October 14, 2003        3.6

    3.7      Certificate of Designations of Rights and
             Preferences of the Series A Non-Voting
             Convertible Preferred Stock                                   10-KSB       October 14, 2003        3.7

    3.8      Certificate of Designations of Rights and
             Preferences of the Series C Cumulative
             Convertible Preferred Stock                                     8-K       December 20, 2002        3.5

    3.9      Certificate of Designations of Rights and
             Preferences of the Series D Cumulative
             Convertible Preferred Stock                                   10-KSB       October 14, 2003        3.5

   3.10      Amended and Restated By-Laws                                    8-K         March 20, 2000         1.4

    4.1      Form of common stock certificate of
             Markland Technologies, Inc.                                   10-QSB      February 14, 2003        4.1

    4.2      Registration Rights Agreement between
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd.,
             Sparrow Ventures, Inc., dated April 2, 2004                    SB-2          May 11, 2004          4.2

    4.3      Form of Common Stock Purchase Warrant dated
             April 2, 2004                                                  SB-2          May 11, 2004          4.3

    4.4      Form of Common Stock Purchase Warrant dated
             April 16, 2004                                                 SB-2          May 11, 2004          4.4





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

    4.5      Form of Common Stock Purchase Warrant dated
             May 3, 2004                                                    SB-2          May 11, 2004          4.5

    4.6      Registration Rights Agreement, dated March
             19, 2003, by and between ASI Technology
             Corporation and Markland Technologies, Inc.                   10-KSB       October 14, 2003       10.10

    4.7      Registration Rights Agreement by and
             between Markland Technologies, Inc. and
             Brittany Capital Management limited, dated
             September 10, 2003.                                           10-KSB       October 14, 2003       10.17

    4.8      Consulting Agreement by and between
             Markland Technologies, Inc. and George
             Yang, dated September 30, 2003.                                 8K        November 12, 2003       10.3

    4.9      Consulting Agreement by and between
             Markland Technologies, Inc. and
             Commonwealth Acquisitions, Ltd., dated
             March 24, 2003.                                                SB-2          May 11, 2004          4.9

   4.10      Consulting Agreement by and between ECON
             Investor Relations, Inc., dated January 18,
             2003.                                                          SB-2          May 11, 2004         4.10

   4.11      Consulting Agreement by and between
             Markland Technologies, Inc. and Marketshare
             Recovery, Inc., dated October 29, 2003                         SB-2          May 11, 2004         4.11

   4.12      Consulting Agreement by and between
             Markland Technologies, Inc. and Emerging
             Concepts, Inc., dated July 7, 2003                            10-QSB      February 23, 2004       10.4

   4.13      Research Agreement by and between Markland
             Technologies, Inc. and The Research Works,
             Inc., dated October 29, 2003                                   SB-2          May 11, 2004         4.13

   4.14      Employment Agreement by and between
             Markland Technologies, Inc. and Jo-Ann
             Nichols, dated October 27, 2003.                               SB-2          May 11, 2004         4.14

   4.15      Registration Rights Agreement by and
             between Markland Technologies, Inc. and the
             investors named therein, dated September
             21, 2004                                                        8-K       September 23, 2004      99.3

   4.16      Form of Common Stock Purchase Warrant
             issued by Markland Technologies, Inc. on
             September 21, 2004                                              8-K       September 23, 2004      99.5

   4.17      Lock-up Agreement by and among Markland
             Technologies, Inc., Robert Tarini, and
             Kenneth Ducey, Jr.                                              8-K       September 23, 2004      99.7

   4.18      Lock-up Agreement by and between Markland
             Technologies, Inc. and James, LLC.                              8-K       September 23, 2004      99.6





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   4.19      Waiver Agreement by and among Markland
             Technologies, Inc. and the parties named
             therein, dated September 21, 2004                               8-K       September 23, 2004      99.8

   4.20      Amendment to Warrant No. CS-84                                  8-K       December 30, 2004       99.1

   4.21      Amendment to Warrant No. CS-85                                  8-K       December 30, 2004       99.2

   4.22      Form of New DKR Warrants                                        8-K       December 30, 2004       99.3

   4.23      Amendment to Warrant No. CS-83                                  8-K       December 30, 2004       99.4

   4.24      Amendment to Warrant No. CS-89                                  8-K       December 30, 2004       99.5

   4.25      Amendment to Stefansky Warrant                                  8-K        January 7, 2005        99.1

   4.26      Amendment to Rosenblum Warrant                                  8-K        January 7, 2005        99.2

   4.27      Amendment to Harborview Warrant                                 8-K        January 7, 2005        99.3

   4.28      Preferred Stock Restriction Agreement                           8-K        January 11, 2005       99.1

   4.29      Form of Warrant                                                 8-K        January 11, 2005       99.3

   4.30      Form of Preferred Stock Restriction
             Agreement Amendment                                             8-K        January 12, 2005       99.1

   10.1      Securities Purchase Agreement, between
             Markland Technologies, Inc., Montana View
             Corporation, Elite Properties, Ltd., and
             Sparrow Ventures, Inc., dated April 2, 2004                    SB-2          May 11, 2004         10.1

   10.2      Securities Purchase Agreement by and among
             Markland Technologies, Inc. and the
             Investors named therein, dated April 16,
             2004.                                                          SB-2          May 11, 2004         10.2

   10.3      Securities Purchase Agreement by and
             between Markland Technologies, Inc. and the
             Investors named therein, dated May 3, 2004.                    SB-2          May 11, 2004         10.3

   10.4      Agreement and Plan of Merger by and among
             Markland Technologies, Inc. and STR
             Acquisition Corp., Security Technology,
             Inc., Science and Technology Research,
             Inc., and George Yang, dated September 30,
             2003.                                                           8K        November 12, 2003       10.1

   10.5      Promissory Note made by Markland
             Technologies, Inc., in favor of George
             Yang, dated September 30, 2003.                                 8K        November 12, 2003       10.4





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.6      Security Agreement by and between Markland
             Technologies, Inc. and George Yang, dated
             September 30, 2003.                                            SB-2          May 11, 2004         10.6

   10.7      Guaranty by Markland Technologies, Inc. in
             favor of George Yang, dated September 30,
             2003.                                                          SB-2          May 11, 2004         10.7

   10.8      Amendment and Payment Extension Agreement
             by and between Markland Technologies, Inc.
             and George Yang, dated March 17, 2004.                         SB-2          May 11, 2004         10.8

   10.9      Loan Agreement by and between Security
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.                                       8K        November 12, 2003       10.2

   10.10     Promissory Note by and among Markland
             Technologies, Inc., Security Technology,
             Inc., and Bay View Capital LLC, dated
             September 30, 2003.                                             8K        November 12, 2003       10.5

   10.11     Security Agreement by and between Security
             Technology, Inc. and Bay View Capital LLC,
             dated September 30, 2003.                                      SB-2          May 11, 2004         10.11

   10.12     Security Agreement by and between Markland
             Technologies, Inc. and Bay View Capital LLC.                   SB-2          May 11, 2004         10.12

   10.13     Sublicense Agreement by and between
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2004.                                                          SB-2          May 11, 2004         10.13

   10.14     ASI Technology Corporation SBIR Phase II
             Proposal, dated October 8, 2001.                              SB-2/1A       June 16, 2004         10.14

   10.15     ASI Technology Corporation Contract
             with Air Force Office of Scientific Research,
             dated August 1, 2002.                                         SB-2/1A       June 16, 2004         10.15

   10.16     ASI Technology Corporation Contract with
             Naval Surface Warfare Center, dated January
             31, 2003.                                                     SB-2/1A       June 16, 2004         10.16

   10.17     Stock Purchase Agreement by and among Ocean
             Data Equipment Corporation, Ergo Systems,
             Markland Technologies, and Security
             Technology, Inc., dated December 9, 2002.                       8-K        January 28, 2003       10.1

   10.18     Exchange Agreement, dated December 9, 2002,
             by and among Markland Technologies, Inc.,
             Market LLC, and James LLC.                                      8-K       December 20, 2002       10.4





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.19     Exchange Agreement, dated December 9, 2002,
             by and among Eurotech, Ltd., Crypto.com
             Inc., Markland Technologies, Inc., Security
             Technology, Inc. ipPartners, Inc., Market
             LLC,  and James LLC.                                            8-K       December 20, 2002       10.5

   10.20     First Amendment to Exchange Agreement,
             dated December 9, 2002, by and among
             Eurotech, Ltd., Crypto.com Inc., Markland
             Technologies, Inc., Security Technology,
             Inc. ipPartners, Inc., Market LLC,  and
             James LLC.                                                    10-QSB      February 14, 2003       10.6

   10.21     Restated and Amended Convertible Revolving
             Credit Note Agreement, dated December 10,
             2002, by and between Markland Technologies,
             Inc. and Market LLC.                                          10-QSB      February 14, 2003       10.2

   10.22     Letter from Sherb & Co., LLP to the
             Commission, dated March 12, 2003,
             concerning change in certifying accountant.                     8-K         March 17, 2003        16.1

   10.23     Technology Purchase Agreement between
             Markland Technologies, Inc. and ASI
             Technology Corporation, dated March 19,
             2003.                                                           8-K         April 4, 2003         10.1

   10.24     Exchange Agreement, dated March 27, 2003,
             by and between Eurotech, Ltd. and Markland
             Technologies, Inc.                                              8-K         April 4, 2003         10.2

   10.25     Registration Rights Agreement, dated March
             27, 2003, by and between Eurotech, Ltd. and
             Markland Technologies, Inc.                                   10-KSB       October 14, 2003       10.12

   10.26     Amended and Restated Exchange Agreement,
             dated July 24, 2003, by and between
             Markland Technologies, Inc. and Syqwest,
             Inc.                                                            8-K         July 30, 2003         10.1

   10.27     Preferred Securities Purchase Agreement by
             and between Markland Technologies, Inc. and
             James LLC, dated February 2, 2003, relating
             to the issuance of 170 shares of Series C
             5% Convertible Preferred Stock.                               10-KSB       October 14, 2003       10.14

   10.28     Preferred Securities Purchase Agreement by
             and between Markland Technologies, Inc.,
             and James LLC, dated April 1, 2003,
             relating to the issuance of Series D
             Convertible Preferred Stock.                                  10-KSB       October 14, 2003       10.15

   10.29     Private Equity Credit Agreement by and
             between Markland Technologies, Inc. and
             Brittany Capital Management Limited, dated
             September 10, 2003.                                           10-KSB       October 14, 2003       10.16





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.30     Employment and consulting agreements, dated
             December 5, 2002, for Delmar Kintner,
             Kenneth Ducey, Robert Tarini, and Verdi
             Consulting.                                                   10-KSB       October 14, 2003       10.18

   10.31     Nonexclusive License Agreement by and
             Science & Technology Research , Inc. and
             the Secretary of the Navy, dated 11/4/03.                      SB-2          May 11, 2004         10.31

   10.32     International Distribution Agreement
             between Markland Technologies, Inc. and
             Tradeways.                                                     SB-2          May 11, 2004         10.32

   10.33     Science & Technology Research contract
             Naval Surface Warfare Center, dated January
             31, 2003.                                                      SB-2          May 11, 2004         10.33

   10.34     Subcontract Agreement by and between ERGO
             Systems, Inc. and Computer Sciences
             Corporation ,dated December 8, 2003.                           SB-2          May 11, 2004         10.34

   10.35     Lease for Property in Fredericksburg,
             Virginia.                                                     SB-2/1A       June 16, 2004         10.35

   10.36     Co-Operative Research and Development
             Agreement between Markland Technologies,
             Inc. and the U.S. Air Force.                                  SB-2/1A       June 16, 2004         10.35

   10.37     Employment Agreement by and between
             Markland Technologies, Inc. and Robert
             Tarini, dated May 12, 2004 .                                  10-QSB         May 24, 2004         10.32

   10.38     Employment Agreement by and between
             Markland Technologies, Inc. and Kenneth
             Ducey, Jr., dated May 12, 2004.                               10-QSB         May 24, 2004         10.33

   10.39     Strategic Operations Contractor Agreement
             by and between Markland Technologies, Inc.
             and Asset Growth Company, dated May 12,
             2004.                                                         10-QSB         May 24, 2004         10.34

   10.40     Consulting Agreement by and between
             Markland Technologies, Inc. and Chad A.
             Verdi, dated May 12, 2004.                                    10-QSB         May 24, 2004         10.35

   10.41     Amendment to Employment Agreement between
             Markland Technologies Inc. and Robert
             Tarini dated June 16, 2004.                                   SB-2/1A       June 16, 2004         10.41
             Amendment to the Employment

   10.42     Agreement between Markland
             Technologies Inc. and Kenneth P. Ducey,
             dated June 16, 2004.                                          SB-2/1A       June 16, 2004         10.42

   10.43     Amendment to the Consulting Agreement
             between Markland Technologies Inc. and
             Verdi Consulting, dated June 16, 2004.                        SB-2/1A       June 16, 2004         10.43





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.44     Amendment to the Strategic Operations
             Contractor Agreement by and between
             Markland Technologies, Inc. and Asset
             Growth Company, dated June 16, 2004.                          SB-2/1A       June 16, 2004         10.44

   10.45     Purchase Agreement between Markland
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.                              8-K       September 23, 2004      99.1

   10.46     Security Agreement between Markland
             Technologies, Inc. and the investors named
             therein, dated September 21, 2004.                              8-K       September 23, 2004      99.2

   10.47     Form of Secured Convertible Promissory Note
             issued by Markland Technologies, Inc., on
             September 21, 2004.                                             8-K       September 23, 2004      99.4

   10.48     Night Vision Electronic Sensors Directorate
             (NVESD) Omnibus Contract between E-OIR
             Measurement Inc., a subsidiary of EOIR and
             United States Army Night Vision and
             Electronic Sensors Directorate.                               10-KSB       October 13, 2004       10.48

   10.49     Securities Purchase Agreement between
             Markland Technologies, Inc., Harborview
             Master Fund L.P. and Southridge Partners LP
             dated November 9, 2004.                                        SB-2       November 10, 2004       10.50

   10.50     Form of Convertible Note issued to
             Harborview Master Fund L.P. and Southridge
             Partners LP.                                                   SB-2       November 10, 2004       10.51

   10.51     Form of Warrant issued to Harborview Master
             Fund L.P. and Southridge Partners LP.                          SB-2       November 10, 2004       10.52

   10.52     Subordination Agreement between DKR
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.                                  SB-2       November 10, 2004       10.53

   10.53     Conditional Waiver and Consent between DKR
             Soundshore Oasis Holding Fund, LLC DKR
             Soundshore Strategic Holding Fund, LLC,
             Harborview Master Fund L.P., Southridge
             Partners LP, and Markland Technologies,
             Inc., dated November 9, 2004.                                  SB-2       November 10, 2004       10.54

   10.54     Stock Purchase Agreement by and between
             Markland and EOIR, dated June 30,
             2004                                                            8-K         June 30, 2004          2.1

   10.55     Forms of Promissory Note.                                       8-K         June 30, 2004          2.2





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.56     Security Agreement by and between EOIR and
             sellers of EOIR stock, dated June 30, 2004.                     8-K         June 30, 2004          2.3

   10.57     2004 Stock Option Plan, adopted June 30,
             2004.                                                           8-K         June 30, 2004          2.4

   10.58     Preferred Securities Purchase Agreement.                        8-K         June 30, 2004          2.5

   10.59     Pledge and Security Agreement.                                  8-K         June 30, 2004          2.6

   10.60     Forms of Stock Option.                                          8-K         June 30, 2004          2.7

   10.61     Agreement and General Release, dated
             November 1, 2004, between Markland
             Technologies, Inc. and Gregory A. Williams.         X

   10.62     Engagement Letter with Trilogy Capital
             Partners, Inc.                                                  8-K        December 9, 2004       99.1

   10.63     Form of Warrant issued to Trilogy Capital
             Partners, Inc., and the unaffiliated
             consultant                                                      8-K        December 9, 2004       99.2

   10.64     Waiver by and between the Company, DKR
             Soundshore Oasis Holding Fund Ltd., DKR
             Soundshore Strategic Holding Fund Ltd.,
             Harborview Master Fund L.P. and Southridge
             Partners LP.                                                    8-K       December 13, 2004       99.1

   10.65     Letter Agreement by and between the
             Company, DKR Soundshore Oasis Holding Fund
             Ltd., and DKR Soundshore Strategic Holding
             Fund Ltd.                                                       8-K       December 13, 2004       99.2

   10.66     Employment Agreement with Robert Tarini                         8-K        January 7, 2005        99.4

   10.67     Employment Agreement with Ken Ducey                             8-K        January 7, 2005        99.5

   10.68     Employment Agreement with Joseph Mackin                         8-K        January 7, 2005        99.6

   10.69     Employment Agreement with Gino Pereira                          8-K        January 7, 2005        99.7

   10.70     Strategic Operations Contractor Agreement
             with Asset Growth Company                                       8-K        January 7, 2005        99.8

   10.71     Conslutant Agreement with Verdi Consulting                      8-K        January 7, 2005        99.9
             Certification by CEO of Periodic Report

   31.1      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CFO of Periodic Report

   31.2      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CEO and CFO of Periodic

   32.1      Report Pursuant to 18 U.S.C. Section 1350           X