Form 10QSB/A
period 2004-12-31
MARKLAND TECHNOLOGIES INC
filed 2005-02-18
CIK 1102833

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of February 17, 2005, there were 89,818,500 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

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

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet at December 31, 2004...........  2

         Condensed Consolidated Statement of Loss for the Six Months
         Month Ended December 31, 2004.......................................  3

         Condensed Consolidated Statement of Loss for the Three
         Months Ended December 31, 2004 and 2003.............................  4

         Condensed Consolidated Statement of Stockholders' Equity For the
         Six Months Ended December 31, 2004..................................  5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2004 and 2003.........................  8

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

     Item 3.    Controls and Procedures...................................... 42

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings............................................ 42

     Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds... 43

     Item 3.    Defaults upon senior securities.............................. 44

     Item 4.    Submission of matters to a vote of security holders.......... 44

     Item 5.    Other issues................................................. 44

     Item 6.    Exhibits..................................................... 45

     Signatures ..............................................................53

--------------------------------------------------------------------------------
Statements contained in this Amendment No. 1 to the quarterly report on Form 10-QSB, for the quarter ended December 31, 2004, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this Amendment No. 1 to the quarterly report on Form 10-QSB, for the quarter ended December 31, 2004, are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in
Part I, Item 1, of this quarterly report and with the information contained in
Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2004, as amended on October 20, 2004, including, but not limited to, the section therein entitled "Risk Factors."


                               Explanatory Note

This Amendment No. 1 to the quarterly report on Form 10-QSB for the quarter ended December 31, 2004 is being filed to:

1. Correct a typographical error on the Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2004 and 2003 which incorrectly attributed a non cash charge for debt discount of $41,668 for 2003 to 2004. There is no change to the cash provided by operations for the six months ended December 31, 2004 or 2003.

2. Correct typographical errors in Note 3 of the notes to the unaudited condensed and consolidated financial statements for the six months ended December 31, 2004 and 2003. The effect of these changes was to increase the proforma loss for the six months ended December 31,2003 by $104,000 and increase the net loss per share by $0.02.

3. Correct an error in Note 9 of the notes to the unaudited condensed and consolidated financial statements for the six months ended December 31, 2004 and 2003 in the table of outstanding warrants at December 31, 2004 to reflect the reduction in the exercise price resulting from the December 28th agreement as described in the financial statements.

4.     Correct other minor typographical and formatting errors.


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
                                                                   =============      =============

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements


                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)


                                                                        2004                2003
                                                                    -------------      -------------
REVENUES                                                            $ 17,044,677          3,256,771

COST OF REVENUES                                                      13,283,832          2,072,625
                                                                    -------------      -------------
GROSS PROFIT                                                           3,760,845          1,184,146
                                                                    -------------      -------------

OPERATING EXPENSES:
  Selling, general and administrative                                  5,157,465            638,376
  Research and development                                               110,267                 --
  Amortization of compensatory element of stock issuances for
    selling, general and administrative fees                           2,254,566          1,137,162
  Loss on disposal of property and equipment                             169,264                 --
  Amortization of intangible assets                                      481,993            116,667
                                                                    -------------      -------------
    TOTAL OPERATING EXPENSES                                           8,173,555          1,892,205
                                                                    -------------      -------------
OPERATING LOSS                                                        (4,412,710)          (708,059)
                                                                    -------------      -------------

OTHER EXPENSES (INCOME), NET
  Interest expense (including non-cash interest of $3,309,862)         3,604,187            119,150
  Other income, net                                                       (9,705)                --
                                                                    -------------      -------------
    TOTAL OTHER EXPENSES, NET                                          3,594,482            119,150
                                                                    -------------      -------------

NET LOSS                                                              (8,007,192)          (827,209)

Deemed Dividend To Preferred Stockholders                                     --             96,250

Preferred Stock Dividend - Series C                                           --             64,851
                                                                    -------------      -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $ (8,007,192)      $   (988,310)
                                                                    =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE:                            $      (0.15)      $      (0.16)
                                                                    =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  52,408,699          6,156,120
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


                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


                                                                                                                      SERIES C
                                                                                      SERIES A CONVERTIBLE          CONVERTIBLE
                                                              COMMON STOCK               PREFERRED STOCK          PREFERRED STOCK
                                                        ----------------------------------------------------------------------------

                                                           SHARES        AMOUNT         SHARES       AMOUNT        SHARES    AMOUNT
                                                        ----------------------------------------------------------------------------
Balance - July 1, 2004                                   31,856,793    $    3,180        30,000    $  300,000        --    $   --

Conversion of Series D convertible
  preferred stock into common stock                      15,868,206         1,587            --            --        --        --
Stock, options and warrants issued in connection
   with consulting and employment agreements              7,104,139           710            --            --        --        --
Amortization of employment and
    consulting agreements                                        --            --            --            --        --        --
Stock issued in connection with reset
    rights of private placement investors                   833,333            83            --            --        --        --
Stock issued for services provided in
    connection with acquisition of EOIR                     226,096            23            --            --        --        --
Stock issued in connection with
    legal settlement                                        152,778            15            --            --        --        --
Stock issued in connection with
    warrant conversions                                   1,968,750           197            --            --        --        --
Fair value of warrants and beneficial
    conversion feature on convertible secured notes              --            --            --            --        --        --
Net loss                                                         --            --            --            --        --        --

                                                         -----------   -----------   -----------   -----------   -------   -------
Balance - December 31, 2004                              58,010,095    $    5,795        30,000    $  300,000        --    $   --
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
                                             =============    =============    =============

                    The accompanying notes are an integral part of these
                         condensed consolidated financial statements


                             MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)


                                                                           2004              2003
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                             $(9,253,213)      $(1,739,145)

    Adjustment to reconcile net loss to net cash provided by
       (used in) operating activities:
      Depreciation and amortization of property and equipment              154,973             2,255
      Amortization of intangible asset                                     963,985           150,001
      Amortization of debt discount                                             --            41,668
      Loss on disposal of equipment                                        192,986                --
      Non-cash issuance of stock for legal settlement                       70,278                --
      Non-cash interest expense                                          3,624,028                --
      Amortization and remeasurement of compensatory stock grants        2,253,423         1,539,142
  Changes in operating assets and liabilities:
      Accounts receivable                                               (1,535,131)       (1,448,988)
      Other current assets                                                  67,985            25,454
      Accounts payable                                                   3,654,365           545,299
      Accrued expenses and other current liabilities                         1,217                --
                                                                       ------------      ------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                194,896          (884,314)
                                                                       ------------      ------------

CASH USED IN INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                            28,607                --
    Additional transaction costs relating to purchase of EOIR              (69,111)               --
    Purchase of ASI assets                                                      --           (85,000)
    Purchase of STR                                                             --          (784,170)
    Purchase of property and equipment                                    (251,239)               --
                                                                       ------------      ------------
        NET CASH USED IN INVESTING ACTIVITIES                             (291,743)         (869,170)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                         --           745,000
  Proceeds from exercise of warrants                                     1,181,250                --
  Proceeds from convertible secured notes (net)                          4,541,342                --
  Proceeds from notes payable                                                   --         1,400,000
  Repayments of notes payable                                             (466,576)         (278,004)
  Repayments of credit line                                               (600,000)               --
                                                                       ------------      ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,656,016         1,866,996
                                                                       ------------      ------------

NET INCREASE IN CASH                                                     4,559,169           113,512

CASH - BEGINING                                                          1,101,088             5,465
                                                                       ------------      ------------
CASH - ENDING                                                          $ 5,660,257       $   118,977
                                                                       ============      ============

                         The accompanying notes are an integral part of these
                             condensed consolidated financial statements


                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                     FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                         (UNAUDITED)


                                                                     2004            2003
                                                                 -----------     -----------
Cash paid during the periods for:
  Interest                                                       $  347,988      $       --
                                                                 -----------     -----------

  Taxes                                                          $       --      $       --
                                                                 -----------     -----------
Non-cash investing and financing activities:

  Conversion of accounts payable into common stock               $       --      $  450,000
                                                                 -----------     -----------

  Acquisition of ASI Assets by issuance of common stock          $       --      $  850,000
                                                                 -----------     -----------

  Accrued dividends on preferred stock                           $       --      $  273,633
                                                                 -----------     -----------

  Acquisition of STR by issuance of common stock                 $       --      $5,100,000
                                                                 -----------     -----------

  Promissory note issued in connection with STR acquisition      $       --      $  375,000
                                                                 -----------     -----------
  Fair value of warrants and beneficial conversion feature
    of convertible secured notes                                 $ 6,172,150     $       --
                                                                 -----------     -----------

  Stock issued for services                                      $  242,028      $       --
                                                                 -----------     -----------

  Stock issued in legal settlement                               $   70,278      $       --
                                                                 -----------     -----------

                    The accompanying notes are an integral part of these
                         condensed consolidated financial statements

                  MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries ("Markland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the result that may be expected for the year ending June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB, as amended, for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

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

Impairment of Long-Lived Assets
-------------------------------

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in six months ended December 31, 2004 and 2003.

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

                                                                 Six months ended               Three months ended
                                                                    December 31,                    December 31,
                                                               2004            2003            2004             2003
                                                               ----            ----            ----             ----
Net loss as reported                                       $(9,253,213)    $(1,739,145)    $(8,007,192)    $  (827,209)
Add: stock-based employee compensation under
intrinsic value method included in net loss                    626,204              --         427,356              --
Deduct: stock-based employee compensation
 under fair value method                                    (1,237,292)             --        (779,734)             --
                                                           ----------------------------    ----------------------------
Pro forma net loss                                          (9,864,301)     (1,739,145)     (8,359,570)       (827,209)
Less: dividends to preferred stockholders                           --        (316,790)             --        (161,101)
                                                           ----------------------------    ----------------------------
Pro forma net loss to applicable to common stockholders    $(9,864,301)    $(2,055,935)    $(8,359,570)    $  (988,310)
                                                           ============================    ============================
Basic and diluted loss per share - as reported             $     (0.20)    $     (0.38)    $     (0.15)    $     (0.16)
                                                           ============================    ============================
Basic and diluted loss per share - pro forma               $     (0.22)    $     (0.38)    $     (0.16)    $     (0.18)
                                                           ============================    ============================

Impact of Recently Issued Accounting Standards
----------------------------------------------

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, Markland will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If Markland had included the fair value of employee stock options in these financial statements, the net loss for the three and six months ended December 31, 2004 and 2003 would have been as disclosed above. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on our financial statements.

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

Unaudited pro forma financial information for the six months and three months ended December 31, 2003, had the acquisitions of STR and EOIR been completed as of July 1, 2003, is as follows:

                                                       December 31, 2003
                                                       -----------------
                                              Six Months ended   Three Months ended
                                              ----------------   ------------------
                                                            (000's)
Revenues                                         $ 27,280            $ 14,890
                                                 =========           =========
Loss from operations                             $   (325)           $   (306)
                                                 =========           =========
Net loss applicable to common stockholders       $ (1,636)           $ (1,154)
                                                 =========           =========
Net loss applicable to common stockholders
     per common share                            $  (0.27)           $  (0.21)
                                                 =========           =========

4.       AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at December 31, 2004:

         Amortizable intangibles - EOIR        $ 11,755,000
         Amortizable intangibles - Ergo             400,000
         Amortizable intangibles - ASI            1,000,000
         Amortizable intangibles - STR            1,551,944
                                               -------------
              Total amortizable intangibles    $ 14,706,944
         Accumulated amortization                (1,530,382)
                                               -------------
              Net amortizable intangibles      $ 13,176,562
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

5.       GOODWILL

On the date EOIR was acquired by Markland, EOIR had a payable of $724,459 to the former stockholders related to possible taxes due in conjunction with the final pre-acquisition tax return. In the quarter ended December 31, 2004, this accrual was determined to no longer be required and no distributions are due to the former stockholders. This reduction in payables was considered an adjustment in the fair value of EOIR's net assets acquired and, accordingly, was recorded as a reduction in Goodwill of $724,459.

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

Notes Payable - EOIR Acquisition
--------------------------------

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and interest is payable in quarterly installments over 60 months in addition to annual principal payments. The fair market value of these notes was $9,532,044 as determined by an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the notes. During the six months ended December 31, 2004, $146,796 was amortized to interest expense. The carrying value and unamortized discount at December 31, 2004 was $9,678,840 and $1,321,160 respectively.


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
                                                                                   --------
                                                                                   $269,830
                                                                                   ========

Convertible Notes and Warrant Purchase Agreements - September 21, 2004
----------------------------------------------------------------------

On September 21, 2004, Markland Technologies, Inc. entered into a Purchase Agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. (together the "Investors") pursuant to which the Company sold warrants to purchase shares of common stock (the "Warrants") and secured convertible promissory notes (the "Convertible Notes") for the aggregate consideration of $4,000,000. The Convertible Notes are initially convertible into $5,200,000 of common stock at a price of $0.80 per share, subject to certain adjustments as defined in the Purchase Agreement. The Warrants entitle the Investors to purchase an aggregate of 6,500,000 shares of our Common Stock at an initial conversion price of $.80 at any time and from time to time through September 21, 2009.

The Purchase Agreement contains standard representations, covenants and events of default. Occurrence of an event of default allows the Investors to accelerate the payment of the Convertible Notes and/or exercise other legal remedies, including foreclosing on collateral.

The Convertible Notes are in the aggregate principal amount of five million two hundred thousand dollars ($5,200,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the Convertible Notes. Under the terms of the Convertible Notes, $4,000,000 of the outstanding principal and interest is required to be prepaid by March 15, 2005. In the event the Investors do not receive such prepayment amount by March 15, 2005, then the Conversion Price shall automatically become the Adjusted Conversion Price which is the lower of $0.80 a share or 80% of the average of the Closing Prices during the five (5) Trading Days prior to the applicable Conversion Date. This shall not be an event of default. The remaining outstanding balance is due by September 21, 2005. At anytime, and at the option of the Investors, the outstanding principal and accrued interest of the Convertible Notes may be converted into shares of Markland's common stock.

The Company has granted a security interest in and a lien on substantially all of its assets to the Investors pursuant to the terms of a Security Agreement, dated September 21, 2004.

As part of this financing, James LLC, the largest holder of Series D Preferred Stock, agreed not to sell any of its holdings of Series D Preferred Stock until the earlier to occur of: (1) notice from the Company and the investors that the transactions contemplated in the Purchase Agreement had been terminated, or (2) March 15, 2005. However, pursuant to the terms of the lock-up agreement, James, LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with Rule 144 of the Securities Act of 1933, as amended. In exchange, Markland agreed that under certain conditions, if they did not redeem the Series D stock by January 15, 2005, they would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $.80 per share.

Subject to conditions set forth in the agreement, the Company may require the Investors to purchase $1,000,000 of Additional Notes on the Additional Closing Date.

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

See Note 9 of our condensed consolidated financial statements for information regarding the December 28, 2004, reduction in the exercise price of the Warrants.

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

The November Warrants entitle the November Investors to purchase an aggregate of 2,531,250 shares of our common stock, at any time and from time to time, through November 9, 2009 at an initial exercise price of $1.50 per share. The November Convertible Notes are in the aggregate principal amount of one million seven hundred fifty five thousand dollars ($1,755,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the notes. Under the terms of the November Convertible Notes $1,000,000 of the outstanding principle and interest is required to be prepaid by March 15, 2005. In the event the November Investors do not receive such prepayment amount by the prepayment date then the conversion price shall automatically become the adjusted conversion price which is the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date. This shall not be an event of default. The remaining outstanding balance is due by September 21, 2005. The notes will mature on November 9, 2005. At any time, and at the option of the November Investors, the outstanding principal and accrued interest of the notes may be converted into shares of our common stock at an initial conversion price per share of $0.80.

On November 9, 2004, Markland estimated the fair value of the November Warrants and allocated the gross proceeds of $1,350,000 on a relative fair value basis between the November Convertible Notes and the November Warrants. Based on this analysis, Markland estimated that the relative fair value of the November Warrants and November Convertible Notes were approximately $571,513 and $778,487, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the November Convertible Notes could convert into 2,193,750 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $713,263. As a result, the November Convertible Notes were recorded net of the fair value of the November Warrants and beneficial conversion feature at $65,224 and will be accreted to $1,755,000, the face value of the November Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $240,735 for the six months ended December 31, 2004. The carrying value and unamortized discount at December 31, 2004 was $305,959 and $1,449,041 respectively.

In conjunction with the issuance of these November Convertible Notes and November Warrants, Markland incurred financing costs of $175,530. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the November Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $25,007 in the six months ended December 31, 2004.

Under the terms of each these November Convertible Notes, we are required to pay a principal amount on each note equal to the consideration paid by the November Investors holding such note plus any accrued interest by March 15, 2005, and the remaining outstanding balance by November 9, 2005. If we do not make the March 15, 2005 prepayment, the conversion price will be adjusted from $0.80 per share to the lower of (i) $0.80 and (ii) a floating rate equal to 80% of average closing price per share of our common stock for the five trading days preceding conversion. Additionally, if we do not make the March 15, 2005 prepayment, the exercise price of the November Warrant will be reduced from $1.50 to the lesser of (i) $0.792 and (ii) 80% of the average closing price per share of our common stock on the date the adjustment is made.

The other terms of these notes and warrants are substantially the same as the Convertible Notes and Warrants Purchase agreement dated September 21, 2004 described above.

See Note 9 of our condensed consolidated financial statements for information regarding the December 28, 2004, reduction in the exercise price of the November Warrants.

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

For the six months ended December 31, 2004, Markland recognized unearned compensation, additional paid in capital and stock compensation expense of $6,939,053, $9,192,476 and $2,253,423 respectively.

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

During the three months ended December 31, 2004, 3,009,574 options were cancelled due to the departure of four employees. In conjunction with the departure of two of these employees, the Company modified the options so that the employees were immediately vested in 40% of the options held. Without modification, these options would have been cancelled upon termination. As a result of this modification, the Company remeasured the intrinsic value on the remeasurement date and determined that there was no incremental value. Therefore, the Company fully amortized the remaining unearned portion of the vested options upon modification. The cancellation of the remaining unvested options resulted in a reduction in unearned compensation and additional paid-in capital of $1,136,099.

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

At December 31, 2004, the Company had the following outstanding warrants:

                                                   Number of
                                                     Shares               Exercise               Date of
                                                  Exercisable              Price               Expiration
                                                  -----------              -----               ----------
Issued in conjunction with April 2, 2004
   private placement                               3,333,333               $1.25              April 2, 2007
                                                     333,333               $1.40              April 2, 2007
Issued in conjunction with April 16, 2004
   private placement                               3,333,333               $1.50             April 16, 2007
                                                      25,000               $2.00             April 16, 2007
Issued in conjunction with May 3, 2004
   private placement                               7,098,750               $1.50               May 3, 2007
                                                     529,800               $1.50               May 3, 2007

Issued in conjunction with September 21, 2004                                                 September 21,
   convertible note                                5,500,000               $0.60                  2009
                                                     350,000               $0.60              September 21,
                                                     750,000               $1.50                  2007

Issued in conjunction with November 9, 2004
   convertible note                                1,625,000               $1.50            November 9, 2009
                                                     337,500               $1.50               November 9,
                                                                                                  2007
Issued in conjunction with December 7, 2004
   consulting agreement                            4,400,000               $0.60            November 30, 2007
                                                -------------
                    Total                         27,616,049
                                                -------------

Weighted average exercise price                                            $1.09
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

On December 30, 2004, DKR exercised warrants to purchase 1,000,000 shares of the Company's common stock at $0.60 per share for proceeds of $ $600,000. As a result of this modification of terms, Markland remeasured the fair value of the DKR Warrants. Since the beneficial conversion feature originally measured (see
Note 6) exceeded the proceeds allocated to the convertible notes, no additional beneficial conversion feature was recorded as a result of this modification.

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

On December 30,2004, Southridge exercised warrants to purchase 568,750 shares of the Company's common stock at $0.60 per share for proceeds of $341,250. As a result of this modification of terms, Markland remeasured the fair value of the Southridge Warrants. Markland determined there was no material incremental value as a result of this remeasurement.

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

Resignation of Officers
-----------------------

On November 1, 2004, Gregory A. Williams notified the Board of Directors of Markland Technologies, Inc. of his resignation from the Board of Directors of the Company and his positions as Director, Executive Vice President, Chief Financial Officer, and Chief Operating Officer of the Company's wholly owned subsidiary, EOIR Technologies, Inc. ("EOIR"). On that date, Mr. Williams, the Company, and EOIR entered into an Agreement and General Release detailing the terms and conditions of Mr. Williams' resignation (the "Separation Agreement"). The Separation Agreement states, among other things, that (a) the Company is to pay Mr. Williams twelve months of severance and all accrued and unused vacation time, (b) Mr. Williams is entitled to retain all benefits until the earlier of December 31, 2005 or when Mr. Williams finds new employment, (c) the vesting of 40% of the non-statutory stock options held by Mr. William is accelerated; and
(e) Mr. Williams reaffirms his confidentiality and non-competition obligations and agrees not to compete with or solicit employees from EOIR for a period of twelve months. In conjunction with this and other severance agreements with former EOIR employees, the Company accrued severance costs of $355,000 in the six months ended December 31, 2004.

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

In addition we have a one year lease for an executive office located in Boston, MA. The monthly lease amount for this facility is approximately $1,600.

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


15.      SUBSEQUENT EVENTS

Subsequent Litigation Events
----------------------------

On January 31, 2005, the trial began in the action between Charles Wainer and Markland in the Circuit Court for Broward County, Florida. On that day, the presiding judge in the matter referred the parties to mediation.

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

Issuance of Warrants to Purchase Common Stock
---------------------------------------------

         On February 7, 2005, the Company issued warrants to purchase five hundred sixty-eight thousand seven hundred fifty (568,750) shares of Common Stock to Southridge Partners LP, warrants to purchase one million six hundred twenty-five thousand (1,625,000) shares of Common Stock to Harborview Master Fund LP, warrants to purchase three hundred seventy-five thousand (375,000) shares of Common Stock to Richard Rosenblum, and warrants to purchase three hundred seventy-five thousand (375,000) shares of Common Stock to David Stefansky (collectively, the "Warrants"). The Warrants entitle the holders thereof to purchase an aggregate two million nine hundred forty-three thousand seven hundred fifty (2,943,750) shares of Common Stock at an exercise price of $0.60 per share at any time and from time to time through, February 7, 2010.

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

ACQUISITION

On February 14, 2005, Markland entered into definitive agreements with Technest Holdings, Inc., a Nevada corporation ("Technest"), a public company with no revenue and minimal assets and operations, Genex Technologies, Inc. ("Genex"), and the certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex. In accordance with the terms of the Markland Securities Purchase Agreement on February 14, 2005, Technest issued a controlling interest to Markland in exchange for 10,168,764 shares of Markland common stock and Markland agreed to issue additional shares of common stock upon conversion of Technest's Series B Preferred Stock. Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, five-year warrants to purchase Technest common stock, and shares of Technest Series C Convertible Preferred Stock. The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. In addition, Mr. Geng received a six month unsecured promissory note in the principal amount of $276,317 that pays interest at the rate of 6% per annum.

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

OPERATING LOSS:

Loss from operations for the quarter ended December 31, 2004 increased by 523% to $4,412,710 compared to $708,059 for the comparative period in 2003. This loss resulted primarily from non-cash charges for the compensatory element of stock issuances, losses on disposals of equipment and amortization of intangible assets resulting from our recent acquisitions. These non-cash charges amounted to $2,905,823 for the three months ended December 31, 2004. Loss from operations for the six months ended December 31, 2004 increased by 224% to $5,161,363 compared with $1,591,417 for the same period in 2003. Non-cash charges for the compensatory element of stock issuances, losses on disposals of equipment and amortization of intangible assets resulting from our recent acquisitions amounted to $3,410,394 for the six months ended December 31, 2004.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, Markland will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If Markland had included the fair value of employee stock options in these financial statements, the net loss for the three and six months ended December 31, 2004 and 2003 would have been as disclosed above. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on our financial statements.

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

         On February 7, 2005, we issued warrants to purchase an aggregate of 2,943,750 shares of our common stock to Southridge Partners, LP, Harborview Master Fund LP, Richard Rosenblum and David Stefansky. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 15 of our Condensed Consolidated Financial Statements.

         On February 14, 2005, we issued 10,168,764 shares of Common Stock to Technest Holdings, Inc., who subsequently transferred those shares to Jason Geng. the issuance of these securities was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering. For more information concerning this transaction please refer to Note 15 of our Condensed Financial Statements.

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

ITEM 5. OTHER ISSUES
--------------------

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

    2.1      Securities Purchase Agreement by and among
             Technest Holdings, Inc., and Southridge
             Partners, LP, Southshore Capital Fund
             Limited, ipPartners, Inc., Verdi Consulting,
             Inc., DKR Soundshore Oasis Holding Fund,
             Ltd., DKR Soundshore Strategic Holding
             Fund, Ltd and Deer Creek Fund, LP, dated
             February 14, 2005                                               8-K        February 14, 2005       2.1

    2.2      Securities Purchase Agreement between
             Markland Technologies, Inc., and Technest
             Holdings, Inc., and dated February 14, 2005                     8-K        February 14, 2005       2.2

    2.3      Agreement and Plan of Merger by and between
             Technest Holdings, Inc., MTECH Acquisition,
             Inc., Genex Technologies, Inc. and Jason
             Geng, dated February 14, 2005                                   8-K        February 14, 2005       2.3

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

   4.27      Amendment to Harborview Warrant                                 8-K        January 7, 2005        99.3

   4.28      Preferred Stock Restriction Agreement                           8-K        January 11, 2005       99.1

   4.29      Form of Warrant                                                 8-K        January 11, 2005       99.3

   4.30      Form of Preferred Stock Restriction
             Agreement Amendment                                             8-K        January 12, 2005       99.1

   4.31      Registration Rights Agreement between
             Markland Technologies, Inc., and Southridge
             Partners, LP, Southshore Capital Fund
             Limited, ipPartners, Inc., Verdi Consulting
             Inc., DKR Soundshore Oasis Holding Fund,
             Ltd., DKR Soundshore Strategic Holding Fund,
             Ltd. and Deer Creek Fund, LP for Markland
             Common Stock, dated February 14, 2005                           8-K        February 14, 2005       4.1

   4.32      Registration Rights Agreement between
             Technest Holdings, Inc., and Markland
             Technologies, Inc., dated February 14, 2005                     8-K        February 14,2005        4.2

   4.33      Registration Rights Agreement between
             Technest Holdings, Inc., and Southridge
             Partners, LP, Southshore Capital Fund
             Limited, ipPartners, Inc., Verdi Consulting
             Inc., DKR Soundshore Oasis Holding Fund,
             Ltd., DKR Soundshore Strategic Holding Fund,
             Ltd. and Deer Creek Fund, LP for Technest
             Series C Preferred Stock and Warrants for
             Technest common stock, dated February 14,
             2005                                                            8-K        February 14, 2005       4.3

   4.34      Registration Rights Agreement between
             Technest Holdings, Inc. and Jason Geng for
             registration of Earnout Shares, dated
             February 14, 2005                                               8-K        February 14, 2005       4.4

   4.35      Registration Rights Agreement between
             Markland Technologies, Inc., and Jason
             Geng, dated February 14, 2005                                   8-K        February 14, 2005       4.5

   4.36      Form of Technest Common Stock Purchase
             Warrant                                                         8-K        February 14, 2005       4.6

   4.37      Technest Series B Convertible Preferred
             Stock Certificate of Designations filed with
             the Secretary of State of Nevada on
             February 14, 2005                                               8-K        February 14, 2005       4.7

   4.38      Technest Series C Convertible Preferred
             Stock Certificate of Designations filed with
             the Secretary of State of Nevada on
             February 14, 2005                                               8-K        February 14, 2005       4.8

   4.39      Promissory Note issued to Jason Geng by
             Genex Technologies, Inc., dated February 14,
             2005                                                            8-K        February 14, 2005       4.9

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

   10.67     Employment Agreement with Ken Ducey                             8-K        January 7, 2005        99.5

   10.68     Employment Agreement with Joseph Mackin                         8-K        January 7, 2005        99.6

   10.69     Employment Agreement with Gino Pereira                          8-K        January 7, 2005        99.7

   10.70     Strategic Operations Contractor Agreement
             with Asset Growth Company                                       8-K        January 7, 2005        99.8

   10.71     Consultant Agreement with Verdi Consulting                      8-K        January 7, 2005        99.9

   10.72     Finder Agreement between Technest Holdings,
             Inc. and Greenfield Capital, dated February
             14, 2005                                                        8-K        February 14, 2005      10.1

   10.73     Escrow Agreement between Markland
             Technologies, Inc., Technest Holdings, Inc.,
             Genex Technologies, Inc., Jason Geng, and
             Wilmington Trust Company, dated February __,
             2005                                                            8-K        February 14, 2005      10.2

   10.74     Lock-Up Agreement of Jason Geng, dated
             February 14, 2005                                               8-K        February 14, 2005      10.3

   10.75     Employment Agreement between Genex
             Technologies, Inc. and Jason Geng dated
             February 14, 2005                                               8-K        February 14, 2005      10.4

   10.76     Lock-up Agreement between Technest Holdings,
             Inc., Garth LLC and Southshore Capital Fund
             Ltd., dated February 14, 2005                                   8-K        February 14, 2005      10.5

   10.77     Form of Option to be granted under the 2004
             Markland Stock Incentive Plan                                   8-K        February 14, 2005      10.7

   10.78     Agreement between Genex Technologies, Inc.
             and Ocean Tomo                                                  8-K        February 14, 2005      10.8

   10.79     February 14, 2005 Markland Press Release                        8-K        February 14, 2005      10.9

             Certification by CEO of Periodic Report

   31.1      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CFO of Periodic Report

   31.2      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CEO and CFO of Periodic

   32.1      Report Pursuant to 18 U.S.C. Section 1350           X

   99.1      Articles of Merger merging MTECH
             Acquisition, Inc. with and into Genex
             Technologies, Inc., filed with the Secretary
             of the State of Maryland on February 14, 2005       X

   99.2      Articles of Merger merging MTECH
             Acquisitions with and into Genex
             Technologies, Inc., filed with the Secretary
             of the State of Delaware on February 14, 2005       X

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   MARKLAND TECHNOLOGIES, INC.


Date: February 18, 2005                      By:   /s/ Robert Tarini
                                                   -----------------------------
                                                   Robert Tarini
                                                   Chairman, Director, and
                                                   Chief Executive Officer


                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

    2.1      Securities Purchase Agreement by and among
             Technest Holdings, Inc., and Southridge
             Partners, LP, Southshore Capital Fund
             Limited, ipPartners, Inc., Verdi Consulting,
             Inc., DKR Soundshore Oasis Holding Fund,
             Ltd., DKR Soundshore Strategic Holding
             Fund, Ltd and Deer Creek Fund, LP, dated
             February 14, 2005                                               8-K        February 14, 2005       2.1

    2.2      Securities Purchase Agreement between
             Markland Technologies, Inc., and Technest
             Holdings, Inc., and dated February 14, 2005                     8-K        February 14, 2005       2.2

    2.3      Agreement and Plan of Merger by and between
             Technest Holdings, Inc., MTECH Acquisition,
             Inc., Genex Technologies, Inc. and Jason
             Geng, dated February 14, 2005                                   8-K        February 14, 2005       2.3

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

   4.27      Amendment to Harborview Warrant                                 8-K        January 7, 2005        99.3

   4.28      Preferred Stock Restriction Agreement                           8-K        January 11, 2005       99.1

   4.29      Form of Warrant                                                 8-K        January 11, 2005       99.3

   4.30      Form of Preferred Stock Restriction
             Agreement Amendment                                             8-K        January 12, 2005       99.1

   4.31      Registration Rights Agreement between
             Markland Technologies, Inc., and Southridge
             Partners, LP, Southshore Capital Fund
             Limited, ipPartners, Inc., Verdi Consulting
             Inc., DKR Soundshore Oasis Holding Fund,
             Ltd., DKR Soundshore Strategic Holding Fund,
             Ltd. and Deer Creek Fund, LP for Markland
             Common Stock, dated February 14, 2005                           8-K        February 14, 2005       4.1

   4.32      Registration Rights Agreement between
             Technest Holdings, Inc., and Markland
             Technologies, Inc., dated February 14, 2005                     8-K        February 14,2005        4.2

   4.33      Registration Rights Agreement between
             Technest Holdings, Inc., and Southridge
             Partners, LP, Southshore Capital Fund
             Limited, ipPartners, Inc., Verdi Consulting
             Inc., DKR Soundshore Oasis Holding Fund,
             Ltd., DKR Soundshore Strategic Holding Fund,
             Ltd. and Deer Creek Fund, LP for Technest
             Series C Preferred Stock and Warrants for
             Technest common stock, dated February 14,
             2005                                                            8-K        February 14, 2005       4.3

   4.34      Registration Rights Agreement between
             Technest Holdings, Inc. and Jason Geng for
             registration of Earnout Shares, dated
             February 14, 2005                                               8-K        February 14, 2005       4.4

   4.35      Registration Rights Agreement between
             Markland Technologies, Inc., and Jason
             Geng, dated February 14, 2005                                   8-K        February 14, 2005       4.5

   4.36      Form of Technest Common Stock Purchase
             Warrant                                                         8-K        February 14, 2005       4.6

   4.37      Technest Series B Convertible Preferred
             Stock Certificate of Designations filed with
             the Secretary of State of Nevada on
             February 14, 2005                                               8-K        February 14, 2005       4.7

   4.38      Technest Series C Convertible Preferred
             Stock Certificate of Designations filed with
             the Secretary of State of Nevada on
             February 14, 2005                                               8-K        February 14, 2005       4.8





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   4.39      Promissory Note issued to Jason Geng by
             Genex Technologies, Inc., dated February 14,
             2005                                                            8-K        February 14, 2005       4.9

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

   10.57     2004 Stock Option Plan, adopted June 30,
             2004.                                                           8-K         June 30, 2004          2.4

   10.58     Preferred Securities Purchase Agreement.                        8-K         June 30, 2004          2.5

   10.59     Pledge and Security Agreement.                                  8-K         June 30, 2004          2.6

   10.60     Forms of Stock Option.                                          8-K         June 30, 2004          2.7

   10.61     Agreement and General Release, dated
             November 1, 2004, between Markland
             Technologies, Inc. and Gregory A. Williams.                    10-QSB     November 15, 2004      10.61

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

   10.67     Employment Agreement with Ken Ducey                             8-K        January 7, 2005        99.5

   10.68     Employment Agreement with Joseph Mackin                         8-K        January 7, 2005        99.6

   10.69     Employment Agreement with Gino Pereira                          8-K        January 7, 2005        99.7

   10.70     Strategic Operations Contractor Agreement
             with Asset Growth Company                                       8-K        January 7, 2005        99.8

   10.71     Consultant Agreement with Verdi Consulting                      8-K        January 7, 2005        99.9

   10.72     Finder Agreement between Technest Holdings,
             Inc. and Greenfield Capital, dated February
             14, 2005                                                        8-K        February 14, 2005      10.1

   10.73     Escrow Agreement between Markland
             Technologies, Inc., Technest Holdings, Inc.,
             Genex Technologies, Inc., Jason Geng, and
             Wilmington Trust Company, dated February __,
             2005                                                            8-K        February 14, 2005      10.2

   10.74     Lock-Up Agreement of Jason Geng, dated
             February 14, 2005                                               8-K        February 14, 2005      10.3

   10.75     Employment Agreement between Genex
             Technologies, Inc. and Jason Geng dated
             February 14, 2005                                               8-K        February 14, 2005      10.4

   10.76     Lock-up Agreement between Technest Holdings,
             Inc., Garth LLC and Southshore Capital Fund
             Ltd., dated February 14, 2005                                   8-K        February 14, 2005      10.5

   10.77     Form of Option to be granted under the 2004
             Markland Stock Incentive Plan                                   8-K        February 14, 2005      10.7

   10.78     Agreement between Genex Technologies, Inc.
             and Ocean Tomo                                                  8-K        February 14, 2005      10.8





                                                                                   INCORPORATED BY REFERENCE
                                                            FILED WITH      -------------------------------------------
                                                             THIS FORM                                         EXHIBIT
EXHIBIT NO.                  DESCRIPTION                      10-QSB          FORM         FILING DATE           NO.
-----------  --------------------------------------------   ----------      --------    ----------------      ---------

   10.79     February 14, 2005 Markland Press Release                        8-K        February 14, 2005      10.9

             Certification by CEO of Periodic Report

   31.1      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CFO of Periodic Report

   31.2      Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        X
             Certification by CEO and CFO of Periodic

   32.1      Report Pursuant to 18 U.S.C. Section 1350           X

   99.1      Articles of Merger merging MTECH
             Acquisition, Inc. with and into Genex
             Technologies, Inc., filed with the Secretary
             of the State of Maryland on February 14,
             2005                                                X

   99.2      Articles of Merger merging MTECH
             Acquisitions with and into Genex
             Technologies, Inc., filed with the Secretary
             of the State of Delaware on February 14,
             2005                                                X