Form 10QSB
period 2005-03-31
MARKLAND TECHNOLOGIES INC
filed 2005-05-23
CIK 1102833

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 19, 2005, there were 154,822,317 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (CHECK ONE):

Yes [ ] No [X]

MARKLAND TECHNOLOGIES, INC.

FORM 10-QSB

                                TABLE OF CONTENTS

                               MARCH 31, 2005

                                                                            PAGE

                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet at March 31, 2005.............  2

         Condensed Consolidated Statements of Loss for the Nine Months

         Ended March 31, 2005 and 2004......................................  3

         Condensed Consolidated Statements of Loss for the Three

         Months Ended March 31, 2005 and 2004...............................  4

         Condensed Consolidated Statement of Stockholders' Equity For the

         Nine Months Ended March 31, 2005...................................  5

         Condensed Consolidated Statements of Cash Flows for the

PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Statements contained in this quarterly report on Form 10-QSB, for the quarter ended March 31, 2005, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this quarterly report on Form 10-QSB, for the quarter ended March 31, 2005, are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2004, as amended on October 20, 2004, including, but not limited to, the section therein entitled "Risk Factors."

                                    PART I. FINANCIAL INFORMATION

                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEET

                                        AT MARCH 31, 2005

                                             (UNAUDITED)

                                               ASSETS

CURRENT ASSETS:

  Cash                                                                              $  7,816,101

  Accounts receivable                                                                  4,899,554

  Inventory and work in process                                                          322,622

  Restricted cash                                                                        251,204

  Other current assets                                                                   287,490

                                                                                    -------------

        TOTAL CURRENT ASSETS                                                          13,576,971

                                                                                    -------------

PROPERTY AND EQUIPMENT- NET                                                              868,646

                                                                                    -------------

OTHER ASSETS:

  Deferred financing costs, net                                                          307,552

  Amortizable intangible assets, net                                                  12,854,110

  Goodwill                                                                             9,159,513

  Technology rights - Acoustic Core                                                    1,300,000

  Excess of consideration paid over estimated fair value of

     net assets acquired – Technest                                                    8,563,620

                                                                                     -------------

      TOTAL OTHER ASSETS                                                              32,184,795

                                                                                    -------------

      TOTAL ASSETS                                                                  $ 46,630,412

                                                                                    =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                                  $  6,366,990

  Accrued expenses and other current liabilities                                       2,178,246

  Convertible secured notes, net of discount of $2,287,454                             4,667,546

  Current portion of long-term debt                                                    2,298,170

                                                                                    -------------

       TOTAL CURRENT LIABILITIES                                                      15,510,952

NON-CURRENT LIABILITIES

  Long-term debt, less current portion and discount of $1,247,762                      7,639,975

                                                                                    -------------

      TOTAL LIABILITIES                                                               23,150,927

                                                                                    -------------

MINORITY INTEREST                                                                      5,686,938

                                                                                    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Series A redeemable convertible preferred stock - no par value;

    30,000 authorized, issued and outstanding; liquidation preference

    of $300,000                                                                          300,000

  Series C 5% cumulative convertible preferred stock - .0001 par value;

    8,000 authorized; 0 issued and outstanding;                                              --

  Series D convertible preferred stock - .0001 par value;

    40,000 authorized; 15,406 issued and outstanding;

    liquidation preference of $15,406,000                                                      2

  Common stock - .0001 par value; 500,000,000 authorized;

    94,494,159 shares issued and outstanding                                               9,444

  Additional paid-in capital                                                          70,913,412

  Unearned compensation                                                              (14,366,378)

  Accumulated deficit                                                                (39,063,933)

                                                                                    -------------

      TOTAL STOCKHOLDERS' EQUITY                                                      17,792,547

                                                                                    -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 46,630,412

                                                                                    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                        FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

                                            (UNAUDITED)

                                                                       2005                2004

                                                                   -------------      -------------

REVENUES                                                           $ 46,024,786       $  5,382,341

COST OF REVENUES                                                     36,037,182          4,486,512

                                                                   -------------      -------------

GROSS PROFIT                                                          9,987,604            895,829

                                                                   -------------      -------------

OPERATING EXPENSES:

  Selling, general and administrative                                15,024,434          2,346,298

  Research and development                                              289,501             49,139

  Amortization of compensatory element of stock issuances for

    selling, general and administrative expenses                      3,444,365          2,543,561

  Loss on disposal of property and equipment                            192,986                 --

  Amortization of intangible assets                                   1,445,978            566,667

                                                                   -------------      -------------

    TOTAL OPERATING EXPENSES                                         20,397,264          5,505,665

                                                                   -------------      -------------

OPERATING LOSS                                                      (10,409,660)        (4,609,836)

                                                                   -------------      -------------

OTHER EXPENSES (INCOME), NET

  Interest expense (including non-cash interest of $7,595,113)        8,386,069            266,960

  Other income, net                                                     (15,552)                --

                                                                   -------------      -------------

    TOTAL OTHER EXPENSES, NET                                         8,370,517            266,960

                                                                   -------------      -------------

LOSS BEFORE MINORITY INTEREST IN NET LOSS OF SUBSIDIARY             (18,780,177)        (4,876,796)

MINORTITY INTEREST IN NET LOSS OF SUBSIDIARY

  AND PREFERRED STOCK DIVIDENDS                                      (2,174,666)               --

                                                                  --------------       ------------

NET LOSS AFTER MINORITY INTEREST                                    (20,954,843)        (4,876,796)

Deemed Dividend To Preferred Stockholders                                    --          1,180,500

Preferred Stock Dividend - Series C                                          --            186,322

                                                                   -------------      -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $ (20,954,843)      $ (6,243,618)

                                                                   =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE                            $      (0.36)       $     (0.97)

                                                                   =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 57,790,890          6,438,758

                                                                   =============      =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                        FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                             (UNAUDITED)

                                                                        2005                2004

                                                                    -------------      -------------

REVENUES                                                            $ 13,210,258       $  1,818,846

COST OF REVENUES                                                      10,310,457          2,156,931

                                                                    -------------      -------------

GROSS PROFIT (LOSS)                                                    2,899,801           (338,085)

                                                                    -------------      -------------

OPERATING EXPENSES:

  Selling, general and administrative                                  6,295,930          1,210,110

  Research and development                                               179,235             49,139

  Amortization of compensatory element of stock issuances for

    selling, general and administrative fees                           1,190,942          1,004,419

  Amortization of intangible assets                                      481,993            416,666

                                                                    -------------      -------------

    TOTAL OPERATING EXPENSES                                           8,148,100          2,680,334

                                                                    -------------      -------------

OPERATING LOSS                                                        (5,248,299)        (3,018,419)

                                                                    -------------      -------------

OTHER EXPENSES

  Interest expense (including non-cash interest of $3,971,085)         4,278,667            119,232

                                                                    -------------      -------------

    TOTAL OTHER EXPENSES, NET                                          4,278,667            119,232

                                                                    -------------      -------------

LOSS BEFORE MINORITY IN NET LOSS OF SUBSIDIARY                        (9,526,965)        (3,137,651)

MINORTITY INTEREST IN NET LOSS OF SUBSIDIARY

  AND PREFERRED STOCK DIVIDENDS                                       (2,174,666)                --

                                                                    -------------      ------------

NET LOSS AFTER MINORITY INTEREST                                     (11,701,631)        (3,137,651)

Deemed Dividend To Preferred Stockholders                                     --          1,044,250

Preferred Stock Dividend - Series C                                           --             55,782

                                                                    -------------      -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $(11,701,631)      $ (4,237,683)

                                                                    =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE:                            $      (0.14)      $      (0.50)

                                                                    =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  83,261,797          8,458,556

                                                                    =============      =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                            MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                                                                                      SERIES C

                                                                                      SERIES A CONVERTIBLE          CONVERTIBLE

                                                              COMMON STOCK               PREFERRED STOCK          PREFERRED STOCK

                                                        ----------------------------------------------------------------------------

                                                           SHARES        AMOUNT         SHARES       AMOUNT        SHARES    AMOUNT

                                                        ----------------------------------------------------------------------------

Balance - July 1, 2004                                   31,856,793    $    3,180        30,000    $  300,000        --    $   --

Conversion of Series D convertible

  preferred stock into common stock                      15,963,610         1,597            --            --        --        --

Stock, options and warrants issued in connection

   with consulting and employment agreements             21,423,376         2,142            --            --        --        --

Amortization of employment and

    consulting agreements                                        --            --            --            --        --        --

Cancellation of warrant and employment agreement                 --            --            --            --        --        --

Stock issued in connection with reset

    rights of private placement investors                   833,333            83            --            --        --        --

Stock issued in connection with conversion

    Of promissory notes                                   3,902,310           391            --            --        --        --

Stock issued in connection with interest

    on promissory notes                                     773,349            77            --            --        --        --

Beneficial conversion of stock listed above                      --            --            --            --        --        --

Stock issued in connection with acquisitions             10,394,860         1,040            --            --        --        --

Stock issued in connection with

    legal settlement                                        152,778            15            --            --        --        --

Stock issued in connection with

    warrant conversions                                   9,193,750           919            --            --        --        --

Fair value of repriced converted warrants                        --            --            --            --        --        --

Fair value of warrants and beneficial

    conversion feature on convertible secured notes              --            --            --            --        --        --

Net loss after minority interest                                 --            --            --            --        --        --

                                                         -----------   -----------   -----------   -----------   -------   -------

Balance - March 31, 2005                                 94,494,159    $    9,444        30,000    $  300,000        --    $   --

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

                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                  SERIES D CONVERTIBLE          UNEARNED

                                                     PREFERRED STOCK          COMPENSATION

                                             ------------------------------   -------------

                                                 SHARES          AMOUNT          AMOUNT

                                             -------------    -------------   -------------

Balance- July 1, 2004                              22,786     $          2    $(15,176,116)

Conversion of Series D convertible

  preferred stock into common stock                (7,380)              --              --

Stock, options and warrants issued in

  connection with consulting and

  employment agreements                                --               --      (9,147,736)

Amortization of employment and

  consulting agreements                                --               --       3,363,060

Cancellation of warrant and employment agreement       --               --       6,594,414

Stock issued in connection with reset

  rights of private placement investors                --               --              --

Stock issued in connection with conversion

    Of promissory notes                                --               --              --

Stock issued in connection with interest

    on promissory notes                                --               --              --

Beneficial conversion of stock listed above            --               --              --

Stock issued in connection with acquisition

Stock issued in connection with

  legal settlement                                     --               --              --

Stock issued in connection with

  warrant conversions                                  --               --              --

Fair value of repriced converted warrants              --               --              --

Fair value of warrants and beneficial

  conversion feature on convertible

  secured notes                                        --               --              --

Net loss after minority interest                       --               --              --

                                             -------------    -------------   -------------

Balance - March 31, 2005                           15,406     $          2    $(14,366,378)

                                             =============    =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                    ADDITIONAL                          TOTAL

                                                     PAID-IN         ACCUMULATED    STOCKHOLDERS'

                                                     CAPITAL           DEFICIT          EQUITY

                                                      AMOUNT           AMOUNT           AMOUNT

                                                  -------------    -------------    -------------

Balance - July 1, 2004                            $ 50,864,718     $(20,283,948)    $ 15,707,836

Conversion of Series D convertible

  preferred stock into common stock                     (1,597)              --               --

Stock, options and warrants issued in

  connection with consulting and

  employment agreements                              9,342,550               --          196,956

Amortization of employment and

  consulting agreements                                     --               --        3,363060

Cancellation of warrant and employment agreement    (6,594,414)              --               --

Stock issued in connection with reset

    rights of private placement investors                  (83)              --               --

Stock issued in connection with conversion

    Of promissory notes                              1,019,609               --        1,020,000

Stock issued in connection with interest

    on promissory notes                                260,380               --          260,457

Beneficial conversion of stock listed above             41,141               --           41,141

Stock issued in connection with acquisition          6,208,746               --        6,209,786

Stock issued in connection with

    legal settlement                                    70,263               --           70,278

Stock issued in connection with

    warrant conversions                              5,515,331               --        5,516,250

Fair value of repriced converted warrants              189,476               --          189,476

Fair value of warrants and beneficial

    conversion feature on convertible

    secured notes                                    6,172,150               --        6,172,150

Net loss after minority interest                    (2,174,858)     (18,779,985)     (20,954,843)

                                                  -------------    -------------    -------------

 Balance - March 31, 2005                         $ 70,913,412     $(39,063,933)    $ 17,792,547

                                                  =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                             MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

                                             (UNAUDITED)

                                                                           2005              2004

                                                                       ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                            $(20,954,843)      $(4,876,796)

    Adjustment to reconcile net loss to net cash

     used in operating activities:

      Minority interest in net loss of subsidiary and preferred

        stock dividend                                                   2,174,666               --

      Depreciation and amortization of property and equipment              234,334             9,000

      Amortization of intangible asset                                   1,447,548           566,667

      Amortization of debt discount                                             --            62,503

      Loss on disposal of equipment                                        192,986                --

      Non-cash issuance of stock for legal settlement                       70,278                --

      Non-cash interest expense                                          7,595,113                --

      Amortization and remeasurement of compensatory stock grants        3,444,365         2,543,561

  Changes in operating assets and liabilities:

      Accounts receivable                                                  621,270          (875,041)

      Inventory and work in process                                        (99,665)           28,915

      Restricted Cash                                                     (251,204)               --

      Other current assets                                                  22,983            46,973

      Accounts payable                                                   2,551,031            29,439

      Accrued expenses and other current liabilities                        29,154           104,496

                                                                       ------------      ------------

        NET CASH USED IN OPERATING ACTIVITIES                           (2,921,984)        (2,360,283)

                                                                       ------------      ------------

CASH USED IN INVESTING ACTIVITIES:

    Proceeds from sale of property and equipment                            28,607                --

    Additional transaction costs relating to purchase of EOIR              (69,111)               --

    Cash used for acquisitions, net of cash acquired                    (2,515,516)         (934,170)

    Purchase of property and equipment                                    (226,500)               --

                                                                       ------------      ------------

        NET CASH USED IN INVESTING ACTIVITIES                           (2,782,520)         (934,170)

                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of preferred stock                                  3,512,423         3,402,000

  Proceeds from exercise of warrants                                     5,516,250                --

  Proceeds from convertible secured notes (net)                          4,541,342                --

  Proceeds from notes payable                                                   --         1,400,000

  Repayments of notes payable                                             (550,498)       (1,067,235)

  Repayments of credit line                                               (600,000)               --

                                                                       ------------      ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                       12,419,517         3,734,765

                                                                       ------------      ------------

NET INCREASE IN CASH                                                     6,715,013           440,312

CASH - BEGINING                                                          1,101,088             5,465

                                                                       ------------      ------------

CASH - ENDING                                                          $ 7,816,101       $   445,777

                                                                       ============      ============

                         The accompanying notes are an integral part of these

                             condensed consolidated financial statements

                        MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                     FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

                                         (UNAUDITED)

                                                                     2005            2004

                                                                 -----------     -----------

Cash paid during the periods for:

  Interest                                                       $  790,956      $       --

                                                                 -----------     -----------

  Taxes                                                          $       500      $       --

                                                                 -----------     -----------

Non-cash investing and financing activities:

  Conversion of accounts payable into common stock               $       --      $  450,000

                                                                 -----------     -----------

  Acquisition of ASI Assets by issuance of common stock          $       --      $  850,000

                                                                 -----------     -----------

  Accrued dividends on preferred stock                           $       --      $  273,633

                                                                 -----------     -----------

  Acquisition of STR by issuance of common stock                 $       --      $5,100,000

                                                                 -----------     -----------

  Promissory note issued in connection with STR acquisition      $       --      $  375,000

                                                                 -----------     -----------

  Acquisition of Technest by issuance of common stock            $ 6,101,258     $       --

                                                                 -----------     -----------

  Stock issued for payment of accrued interest                   $   260,457     $       --

                                                                 -----------     -----------

  Fair value of warrants and beneficial conversion feature

    of convertible secured notes                                 $ 6,172,150     $       --

                                                                 -----------     -----------

  Stock issued for services                                      $  242,028      $       --

                                                                 -----------     -----------

  Stock issued in legal settlement                               $   70,278      $       --

                                                                 -----------     -----------

The accompanying notes are an integral part of these condensed consolidated financial statements

During the nine months ended March 31, 2005 and 2004, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheet:

                                                          2005          2004

                                                       -----------   -----------

Accounts receivable                                    $  166,557    $  438,795

Inventory and work in process                             222,957        96,530

Equipment                                                  21,417        53,467

Other current assets                                       25,403        32,502

Intangibles                                             8,724,731     7,006,808

Accounts payable and accrued liabilities                 (544,291)     (368,932)

Notes payable to sellers                                       --      (375,000)

Equity                                                 (6,101,258)   (5,950,000)

                                                       -----------   -----------

Net cash used for acquisitions, net

  of cash acquired of $784,484 and

  $215,830, respectively,                              $2,515,516    $  934,170

                                                       ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended March 31, 2005 and 2004

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries ("Markland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the result that may be expected for the year ending June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB, as amended, for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Markland as a going concern. Markland has incurred net losses of $20,954,843 and $6,243,618 for the nine months ended March 31, 2005 and 2004, respectively. Markland has limited finances and may require additional funding in order to market and license its products. During the nine months ended March 31, 2005, Markland issued secured convertible promissory notes with a face value of $6,955,000 which, if not converted, are repayable between September and November 2005 (see Note 6). There is no assurance that Markland can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about Markland's ability to continue as a going concern.

Markland's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. While Markland has experienced operating losses in the past, due to the acquisition of EOIR, and the recent acquisition of Genex, management believes the operating portion of the business will be cash flow positive in the next 12 months. Management's business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. Management believes that the business as currently constituted will produce positive operating cash flow in the next 12 months which, together with the current cash levels, will enable Markland to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc. ("STI"), Ergo Systems, Inc. ("Ergo"), Science and Technology Research Corporation, Inc. ("STR") and E-OIR Technologies, Inc. ("EOIR"), and its majority owned subsidiaries Technest Holdings, Inc (“Technest”) and Genex Technologies, Inc. (“Genex”).  The minority interest represents outsiders’ interest in preferred stock of Technest.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentrations

Markland has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2005.

Substantially all revenue is generated from contracts with Federal government agencies. Consequently, substantially all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Restricted Cash

Restricted cash represents a one year certificate of deposit collateralizing a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with the Company’s corporate credit cards.

Accounts Receivable

Accounts receivable represent the amount invoiced for product shipped and amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.  The Company has not experienced any material losses in accounts receivable and has provided no allowance at March 31, 2005. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

Inventory and Work in Process

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method and market represents the lower of replacement costs or estimated net realizable value.  Work in process represents allowable costs incurred but not billed related to contracts.

Property and Equipment

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

Property and equipment consisted of the following at March 31, 2005:

Software                                $     106,605

Computer equipment                            519,017

Vehicles                                       55,268

Leasehold improvements                        211,396

Furniture and fixtures                        207,273

                                        --------------

                                        $   1,099,559

Less accumulated depreciation                (230,913)

                                        --------------

                                        $     868,646

                                        ==============

Depreciation and amortization expense for the nine months ended March 31, 2005 and 2004 was $234,334 and $9,000, respectively.

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

Common stock equivalents, consisting of convertible debt, Series A and D Convertible preferred stock, Technest’s Series B preferred stock, options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the nine months ended March 31, 2005 and 2004.

The purchase price allocation for the acquisition of Technest and Genex is preliminary.  We are engaging an independent valuation firm to determine the final fair value of the net assets acquired and expect this to be completed by June 30, 2005.  We expect that a material amount of the excess consideration paid over the final fair value of net assets acquired will be determined to be in-process research and development.  Any amount determined to be in-process research and development will be expensed immediately.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2005 and 2004.

Stock-Based Compensation

At March 31, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the three months and nine months ended March 31:

                                                                 Nine months ended               Three months ended

                                                                    March 31,                    March 31,

                                                               2005            2004            2005             2004

                                                               ----            ----            ----             ----

Net loss as reported                                       $(20,954,843)    $(4,876,796)   $(11,701,631)    $(3,137,651)

Add: stock-based employee compensation under

intrinsic value method included in net loss                     750,523            --          124,319            --

Deduct: stock-based employee compensation

 under fair value method                                     (1,473,858)           --         (236,566)           --

                                                           ----------------------------    ----------------------------

Pro forma net loss                                          (21,678,178)     (4,876,796)   (11,813,878)      (3,137,651)

Less: dividends to preferred stockholders                           --       (1,366,822)           --        (1,100,032)

                                                           ----------------------------    ----------------------------

Pro forma net loss to applicable to common stockholders    $(21,678,178)    $(6,243,618)  $(11,813,878)    $(4,237,683)

                                                           ============================    ============================

Basic and diluted loss per share - as reported             $     (0.36)    $     (0.97)    $     (0.14)    $     (0.50)

                                                           ============================    ============================

Basic and diluted loss per share - pro forma               $     (0.38)    $     (0.97)    $     (0.14)    $     (0.50)

                                                           ============================    ============================

3. ACQUISITIONS

Purchase of Science and Technology Research, Inc.

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

Purchase of Technest Holdings, Inc. and Genex Technologies, Inc.

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

In accordance with a Securities Purchase Agreement between Technest and Markland, Technest issued 412,650,577 shares of its common stock to Markland in exchange for 10,168,764 shares of Markland’s common stock (“the Markland Investment”).  The common stock received from Technest represents a 93% interest in Technest’s common stock.  Consequently, Technest became a majority owned subsidiary of Markland on February 14, 2005.  The Securities Purchase Agreement contains provisions for Markland to deliver additional shares of its common stock to

Technest in conjunction with the conversion of the Series B Convertible Preferred Stock (see below).

Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, Technest Series C Convertible Preferred Stock and five-year warrants to purchase Technest common stock (see Note 8).

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Dr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that paid interest at the rate of 6% per annum. Dr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement.  Following the acquisition, it is Technest’s opinion that Dr. Geng omitted material representations from the Merger Agreement and, as a result, Technest has not issued and does not intend to issue the promissory note , the additional shares of Markland common stock or the contingent consideration of Technest common stock, if any.

A summary of the initial allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed is as follows:

Cash                                                             $ 3,300,000

Shares of Markland Technologies, Inc. common stock                 6,101,258

                                                                 ------------

            Total Purchase Price                                 $ 9,401,258

                                                                 ============

Estimated fair value of net assets acquired:

Estimated fair value of assets acquired -

   Current assets, including cash of $784,484                    $ 1,199,401

   Property and equipment                                             21,417

Estimated fair value of liabilities assumed -

   Accounts payable & accrued expenses                              (544,291)

                                                                  ------------

Estimated fair value of identifiable net

   tangible assets acquired                                          676,527

Intangible assets – intellectual property

   161,111

Excess of consideration paid over estimated

   fair value of net assets acquired

       8,563,620

                                                                 ------------

         Total Purchase Price                                    $ 9,401,258

                                                                 ============

The purchase price allocation above is preliminary.  Technest is engaging an independent valuation firm to determine the final fair value of the net assets acquired and expects this to be completed by June 30, 2005.  Technest expects that a material amount of the excess consideration paid over the final fair value of net assets acquired will be determined to be in-process research and development.  Any amount determined to be in-process research and development will be expensed by Technest immediately.

As a result of the transaction being structured as a stock acquisition, Markland does not expect any goodwill resulting from the transaction to be deductible for tax purposes.

Genex is a supplier of advanced imaging, surveillance and security sensor technologies. The impact of this acquisition has not been determined at this time.

Unaudited pro forma financial information for the nine months and three months ended March 31, 2005, had the acquisitions of STR, EOIR,  been completed as of July 1, 2003, is as follows:

                                                       March 31, 2004

                                                       -----------------

                                              Nine Months ended   Three Months ended

                                              ----------------   ------------------

                                                            (000's)

Revenues                                         $ 40,567           $  12,747

                                                 =========           =========

Loss from operations                             $ (2,388)           $ (2,111)

                                                 =========           =========

Net loss applicable to common stockholders       $ (5,533)           $ (3,901)

                                                 =========           =========

Net loss applicable to common stockholders

     per common share                            $  (0.84)           $  (0.19)

                                                 =========           =========

The acquisitions of Technest and Genex have not been included in the proforma as their net assets , revenues and results of operations fall below those required for a significant subsidiary

Push Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing  represent a collaborative group brought together to promote the acquisition of Genex, the push down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest.  In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above.  As also noted above, this allocation of the purchase price is preliminary and is expected to change based on the completion of an independent business valuation.

4. AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at March 31, 2005:

Amortizable intangibles - EOIR        $ 11,755,000

Amortizable intangibles - Ergo             400,000

Amortizable intangibles - ASI            1,000,000

Amortizable intangibles - STR            1,551,944

Amortizable intangibles - Technest         161,111

                                      -------------

     Total amortizable intangibles    $ 14,868,055

Accumulated amortization                (2,013,945)

                                      -------------

     Net amortizable intangibles      $ 12,854,110

                                      =============

The intangible assets entitled "Acoustic Core" which has a carrying value of $1,300,000 are not available for commercial sale as of March 31, 2005. Accordingly, no amortization expense has been recorded through March 31, 2005. Amortization expense was $1,447,548 and $566,667 for the nine months ended March 31, 2005 and 2004, respectively.

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

On March 15, 2004, Markland agreed to issue to George Yang $40,000 of cash and an additional 50,000 shares of common stock valued at $66,500 in exchange for his agreement to extend the note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004. Accounts payable at March 31, 2005 include $40,000 related to this agreement.

Notes Payable - EOIR Acquisition

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and interest is payable in quarterly installments over 60 months in addition to annual principal payments. The fair market value of these notes was $9,532,044 as determined by an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the notes. During the nine months ended March 31, 2004, $220,193 was amortized to interest expense. The carrying value and unamortized discount at March 31, 2005 was $9,752,237 and $1,247,763 respectively.

Other Long-Term Bank Debt

Markland's other long-term bank debt consists of the following as of March

31, 2005:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest of LIBOR plus 2.75%

(6.15% at March 31, 2005)                                                         $ 91,332

First Market Bank, dated July, 2002 with monthly payments of $15,278 plus

interest of LIBOR plus 2.75%, (6.15% at March 31, 2005)                             47,863

First Market Bank, secured by leasehold improvements, dated March 19, 2003

with monthly payments of  $3,514 including interest of 5.05%                        32,670

American Honda Finance, secured by vehicle, dated March 24, 2003 with

monthly payments of $406 including interest of 4.70%                                14,043

                                                                                  --------

                                                                                  $185,908

                                                                                  ========

Convertible Notes and Warrant Purchase Agreements - September 21, 2004

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

The Convertible Notes are in the aggregate principal amount of five million two hundred thousand dollars ($5,200,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the Convertible Notes. Under the terms of the Convertible Notes, $4,000,000 of the outstanding principal and interest is required to be prepaid by March 15, 2005. In the event the Investors do not receive such prepayment amount by March 15, 2005, then the Conversion Price shall automatically become the Adjusted Conversion Price which is the lower of $0.80 a share or 80% of the average of the Closing Prices during the five (5) Trading Days prior to the applicable Conversion Date. This shall not be an event of default. The Company did not make such prepayment by March 31, 2005. The remaining outstanding balance is due by September 21, 2005. At anytime, and at the option of the Investors, the outstanding principal and accrued interest of the Convertible Notes may be converted into shares of Markland's common stock at the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date. During the nine months ended March 31 2005, the Investors converted $550,000 of the Convertible Notes.

The Company has granted a security interest in and a lien on substantially all of its assets to the Investors pursuant to the terms of a Security

Agreement, dated September 21, 2004.

As part of this financing, James LLC, the largest holder of Series D Preferred Stock, agreed not to sell any of its holdings of Series D Preferred Stock until the earlier to occur of: (1) notice from the Company and the investors that the transactions contemplated in the Purchase Agreement had been terminated, or (2) March 15, 2005. However, pursuant to the terms of the lock-up agreement, James, LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with Rule 144 of the Securities Act of 1933, as amended. In exchange, Markland agreed that under certain conditions, if they did not redeem the Series D stock by January 15, 2005, they would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $.80 per share. The Series D stock was not redeemed by January 15, 2005 and the warrant was subsequently issued.

Subject to conditions set forth in the agreement, the Company may require the Investors to purchase $1,000,000 of Additional Notes on the Additional Closing Date.

In conjunction with this financing, the Company issued 833,333 shares of common stock to investors that participated in the Company's April 2, 2004 private placement in exchange for their waiver and release of certain rights.

On September 21, 2004, Markland estimated the fair value of the Warrants and allocated the gross proceeds of $4,000,000 on a relative fair value basis between the Convertible Notes and the Warrants. Based on this analysis, Markland estimated that the relative fair value of the Warrants and Convertible Notes were approximately $1,659,000 and $2,341,000, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the Convertible Notes could convert into 6,500,000 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $3,054,000. Since the beneficial conversion feature exceeded the carrying value of the Convertible Notes, the recognition of the beneficial conversion feature was limited to $2,341,000. As a result, the Convertible Notes were recorded net of the fair value of the Warrants and beneficial conversion feature at $0 and will be accreted to $5,200,000, the face value of the Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $4,688,451 for the nine months ended March 31, 2005. The carrying value and unamortized discount at March 31, 2005 was $4,077,945 and $511,549 respectively.

In conjunction with the issuance of these Convertible Notes and Warrants, Markland incurred cash financing costs of $766,628. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $678,165 in the nine months ended March 31, 2005.

Warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 and three year term were issued as finders fees. The fair value of these warrants have been calculated at $887,374 and have been recorded as additional deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of these deferred financing costs was $784,978 in the nine months ended March 31, 2005.

See Note 9 for information regarding the December 28, 2004, reduction in the exercise price of the Warrants and related replacement warrants issued.

In the period ended March 31, 2005, notes with a face value of $550,000 were converted into 2,085,551 shares of the Company’s common stock.

Convertible Notes and Warrant Purchase Agreements - November 9, 2004

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

The November Warrants entitle the November Investors to purchase an aggregate of 2,531,250 shares of our common stock, at any time and from time to time, through November 9, 2009 at an initial exercise price of $1.50 per share. The November Convertible Notes are in the aggregate principal amount of one million seven hundred fifty five thousand dollars ($1,755,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the notes. Under the terms of the November Convertible Notes $1,000,000 of the outstanding principle and interest is required to be prepaid by March 15, 2005. In the event the November Investors do not receive such prepayment amount by the prepayment date then the conversion price shall automatically become the adjusted conversion price which is the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date. This shall not be an event of default. The Company did not make such prepayment by March 31, 2005. The remaining outstanding balance is due by September 21, 2005. The notes will mature on November 9, 2005. At any time, and at the option of the November Investors, the outstanding principal and accrued interest of the notes may be converted into shares of our common stock at the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date. During the nine months ended March 31, 2005, the November Investors converted $ 470,000 of the Convertible Notes.

On November 9, 2004, Markland estimated the fair value of the November Warrants and allocated the gross proceeds of $1,350,000 on a relative fair value basis between the November Convertible Notes and the November Warrants. Based on this analysis, Markland estimated that the relative fair value of the November Warrants and November Convertible Notes were approximately $571,513 and $778,487, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the November Convertible Notes could convert into 2,193,750 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $713,263. As a result, the November Convertible Notes were recorded net of the fair value of the November Warrants and beneficial conversion feature at $65,224 and will be accreted to $1,755,000, the face value of the November Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $933,871 for the nine months ended March 31, 2005. The carrying value and unamortized discount at March 31, 2005 was $589,601 and $821,129, respectively.

In conjunction with the issuance of these November Convertible Notes and November Warrants, Markland incurred financing costs of $175,530. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the November Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $68,288 in the nine months ended March 31, 2005.

The other terms of these notes and warrants are substantially the same as the Convertible Notes and Warrants Purchase agreement dated September 21, 2004 described above.

See Note 9 for information regarding the December 28, 2004, reduction in the exercise price of the November Warrants and related replacement warrants issued.

 In the period ended March 31, 2005, notes with a face value of $470,000 were converted into 1,816,759 shares of the Company’s common stock.

Accrued interest of $260,457 related to both the September 21, 2004 and November 9, 2004 convertible notes was paid through the issuance of 773,349 shares of common stock.  As a result of the common stock being issued at a discount, the Company recognized an additional beneficial conversion feature of $41,141.

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

Preferred Stock

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

At March 31, 2005, there were no shares of Series C Preferred Stock issued or outstanding.

Series D Convertible Preferred Stock

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

During the nine months ended March 31, 2005, 7,380 shares of Series D were converted into 15,963,610 common shares of the Company.

At March 31, 2005, there were 15,406 shares of Series D outstanding.

Reverse Stock Split

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

Common Stock Issuances

Markland has entered into compensation agreements with certain officers and a consultant (see Note 11) which provide for, among other things, certain performance-based stock grants. In connection with these agreements, Markland issued 20,956,382 shares of common stock during the nine months ended March 31, 2005. Due to the indeterminate number of shares to be issued under these agreements, Markland accounts for these stock compensation plans under variable accounting.

For the nine months ended March 31, 2005, Markland recognized unearned compensation, additional paid in capital and stock compensation expense of $5,784,676, $9,342,550 and $3,363,060 respectively.

During the nine months ended March 31, 2005, Markland also issued the following:

o 466,994 shares of its common stock to other employees and consultants as compensation.

o 15,963,610 shares of its common stock on conversion of 7,380 Series D shares.

o 833,333 shares of its common stock in connection with satisfying reset rights of an existing investor and a result of the Convertible Note and Warrant Purchase Agreement entered into on September 21, 2004 (see Note 6).

o 9,193,750 shares of its common stock in connection with the exercise of warrants.

o 152,778 shares with a fair value of $70,278 of its common stock issued as settlement in connection with litigation.

o 3,902,310 shares of its common stock on conversion of secured convertible notes.

o 773,349 shares of its common stock in satisfaction of accrued interest on convertible notes

o 10,394,860 shares of its common stock in connection with the acquisition of Technest, Genex and EOIR.

Markland has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants                     29,000,000

Reserve for stock option plans                           25,000,000

Reserve for conversion of Series A Preferred Stock           10,000

Reserve for conversion of Series D Preferred Stock       77,000,000

Reserve for Technest Series B preferred stock            20,000,000

                                                       -------------

        Total reserves                                  151,010,000

                                                       =============

The Company is also obligated to issue certain shares under employment and consulting agreements (see Note 11).

Technest Series B Convertible Preferred Stock

In conjunction with Markland’s acquisition of Technest and Technest’s acquisition of Genex (see Note 3), Technest issued, among other securites, 1,149,425 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which Markland common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing the quotient of (a) $5,000,000 divided by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425.  Technest has determined that there was a beneficial conversion feature, limited to the allocated proceeds, in the amount of approximately $2,050,000 related to the issuance of the Series B Preferred Stock.  This beneficial conversion feature will be recorded by the Company as a deemed dividend to the minority interest holders in the period in which the Series B Preferred Stock becomes convertible.

Minority Interest

As of March 31, 2005, the minority interest in Technest is comprised of the following:

Outside investment in Technest common and preferred stock

$3,512,272

Deemed dividends related to beneficial conversion features of

                   Technest preferred stock

  2,174,858

Minority interest in net loss of Technest (7%)

                         (192)

Minority interest

$5,686,938

9. OPTIONS AND WARRANTS

Options

In conjunction with the Company's acquisition of EOIR, the Company adopted the 2004 Stock Incentive Plan ("the Plan"). The Plan authorizes the Company to issue up to 25,000,000 shares of common shares in the form of options, stock awards, performance share awards or stock appreciation rights.

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

One employee received five options, each of which allows for the purchase of a number of shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of the stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of the stock on the vesting date. The intrinsic value of these options based on the fair value of the stock on March 31, 2005 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of March 31, 2005, the maximum number of shares issuable under these options is 3,933,192.

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

For the nine months ended March 31, 2005, the Company recorded $750,523 in amortization relating to the Plan options.

Markland has also agreed to grant options to purchase an additional 5,000,000 shares of common stock to employees of EOIR in the future. Markland expects that these options will vest over five years after the date of grant and will have an exercise price equal to the fair market value of the common stock on the date of grant.

In connection with the acquisition of Genex (see Note 3), Markland agreed to replace options to purchase 312,000 shares of Genex common stock with fully vested options for the purchase of the same number of shares of Markland common stock with an exercise price equal to the fair value of Markland’s common stock on the grant date.

There were no options issued in the nine months ended March 31, 2005 and 1,500,343 were vested at March 31, 2005.

Warrants

At March 31, 2005, the Company had the following outstanding warrants:

                                                   Number of

                                                    Shares               Exercise            Date of

                                                  Exercisable              Price            Expiration

                                                  -----------              -----           ----------

Issued in conjunction with April 2, 2004

   private placement                               3,333,333               $1.25           April 2, 2007

                                                     333,333               $1.40           April 2, 2007

Issued in conjunction with April 16, 2004

   private placement                               3,333,333               $1.50           April 16, 2007

                                                      25,000               $2.00           April 16, 2007

Issued in conjunction with May 3, 2004

   private placement                               7,098,750               $1.50             May 3, 2007

                                                     529,800               $1.50             May 3, 2007

Issued in conjunction with September 21, 2004                                               September 21,

   convertible note                                1,000,000               $0.34                  2009

Issued in conjunction with November 9, 2004

   Convertible note                                  337,500               $1.50             November 9,

                                                                                                  2007

Issued in conjunction with December 7, 2004

   consulting agreement                              400,000               $0.60         November 30, 2007

Issued in conjuction with September 21,2004

   Lock up agreement                               1,088,160               $0.60         January 5,2009

Issued in conjuction with March 29, 2005

   Agreement                                       8,443,750               $0.60         March 8, 2010

                                                -------------

                    Total                         25,922,959

                                                -------------

Weighted average exercise price                                            $1.00

Weighted average remaining life                                                                3.16 years

Trilogy Warrants

On December 7, 2004, we entered into an Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). Pursuant to that agreement, for a period of twelve months, Trilogy will provide publicity and marketing services for us. In addition, Trilogy will perform the functions of an in-house Investor Relations Officer for us. In return we are required to pay Trilogy a fee of $10,000 per month for twelve months. In addition, pursuant to this agreement, we issued to Trilogy warrants to purchase four million (4,000,000) shares of our common stock, par value $0.0001 per share, with an exercise price of $0.60 per share and three month vesting. We also issued warrants to purchase 400,000 shares of our common stock on substantially the same terms to an individual for the introduction to Trilogy.  The fair value of these warrants was calculated at $2,391,592, was recorded as unearned compensation and additional paid-in capital and was to be expensed over the twelve months service period from December 7, 2004. In February 2005, we terminated our relationship with Trilogy and Trilogy agreed to canceland return  the outstanding warrants. The unamortized unearned compensation balance of $2,253,616 was reversed.  Prior to cancellation, the Company recorded amortization of unearned compensation in Selling, General and Administrative expense of $137,796 related to this agreement.

DKR Warrants

On December 28, 2004, we entered into agreements with DKR Soundshore Oasis Holding Fund Ltd. and DKR Soundshore Strategic Holding Fund Ltd. (collectively "DKR") to amend terms of warrants issued to DKR on September 21, 2004 (the "DKR Warrants"), for the purchase of up to 6,500,000 shares of our common stock, $0.0001 par value per share issued in connection with our September 21, 2004 private placement (see Note 6). Specifically, subject to the terms and conditions contained in the DKR Amendment, the parties have agreed:

•

To amend the DKR Warrants so that DKR may exercise all or any portion of the Warrants for an exercise price of $0.60 per share of the Common Stock, from December 28, 2004 until February 28, 2005 (the "DKR Exercise Period"). At the end of the DKR Exercise Period, the amendment shall expire and the exercise terms of the DKR Warrants existing prior to December 28, 2004, shall be effective.

•

That DKR shall exercise a minimum of $600,000 in exercise price of the DKR Warrants, as amended, on or before the close of business on December 31, 2004.

•

That the number of shares of Common Stock subject to the DKR Warrants shall not be adjusted as a result of the temporary reduction in exercise price.

•

At the end of the DKR Exercise Period, we will issue to DKR warrants to purchase a number of shares of Common Stock equal to the number of shares purchased by DKR during the DKR Exercise Period at an exercise price of $1.50 per share (the "New DKR Warrants").

On February 7, 2005, the Company entered into agreements with DKR to reduce the exercise price of the New DKR Warrants issuable to DKR pursuant to the DKR Amendment dated December 28, 2004 (see above).  Specifically, subject to the terms and conditions in the Agreements, the parties have agreed:

•

That DKR shall purchase no less than an aggregate of 1,500,000 shares of Common Stock by exercising Common Stock Purchase Warrant, as amended, no later than February 7, 2005.

•

That the exercise price of the Replacement Warrants issued to DKR pursuant to the Amendments shall be reduced from $1.50 per share to $0.50 per share.

•

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

As a result of these modifications, Markland remeasured the fair value of the DKR Warrants. Since the beneficial conversion feature originally measured (see Note 6) exceeded the proceeds allocated to the convertible notes, no additional beneficial conversion feature was recorded as a result of this modification.

In the nine months ended March 31, 2005, DKR exercised warrants to purchase 5,500,000 shares of the Company's common stock at $0.60 per share for proceeds of $3,300,000.

Greenfield Capital Warrants

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

•

To amend the Greenfield Warrants so that Greenfield may exercise all or any portion of the Greenfield Warrant for an exercise price of $0.60 per share of Common Stock, from December 29, 2004 until January 31, 2005 (the "Greenfield Exercise Period").

•

That Greenfield shall exercise a minimum of 400,000 of the Greenfield Warrants, as amended, on or before December 31, 2004, and 350,000 of the Greenfield Warrants, as amended, on or before the close of business on January 31, 2005.

•

That the number of shares of Common Stock subject to the Greenfield Warrant shall not be adjusted as a result of the temporary reduction in exercise price.

•

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

In the nine months ended March 31, 2005, Greenfield exercised warrants to purchase 750,000 shares of the Company's common stock at $0.60 per share for proceeds of $450,000.

Southridge Partners LP Warrant

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

•

To amend the Southridge Warrant so that Southridge may exercise all or any portion of the Southridge Warrant for an exercise price of $0.60 per share of Common Stock, from December 29, 2004 until December 31, 2004 (the "Southridge Exercise Period").

•

That Southridge shall exercise all of the of the Southridge Warrant, as amended, on or before the close of business, New York City time, on December 31, 2004.

•

That the number of shares of Common Stock subject to the Southridge Warrant shall not be adjusted as a result of the temporary reduction in exercise price.

•

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

On December 30, 2004, Southridge exercised warrants to purchase 568,750 shares of the Company's common stock at $0.60 per share for proceeds of $341,250.

Stefansky and Rosenblum Warrants

On January 4, 2005, we entered into agreements with David Stefansky and Richard Rosenblum to amend the terms of warrants issued (the "Stefansky and Rosenblum Warrants") on September 21, 2004 in connection with our private placement on that date for the purchase of up to 375,000 shares of our common stock. Specifically, subject to the terms and conditions contained in the Stefansky and Rosenblum Amendment, the parties have agreed:

•

To amend the Stefansky and Rosenblum Warrants so that Stefansky and Rosenblum may exercise all or any portion of the Stefansky and Rosenblum Warrants for an exercise price of $0.60 per share of common stock, from January 4, 2005, until January 7, 2005.

•

That Stefansky and Rosenblum shall exercise all of the Stefansky and Rosenblum Warrants, as amended, on or before the close of business on January 7, 2005.

•

That the number of shares of common stock subject to the Stefansky and Rosenblum Warrants shall not be adjusted as a result of the temporary reduction in exercise price.

As a result of this modification of terms, Markland remeasured the fair value of the Stefansky and Rosenblum Warrants. Markland determined there was no material incremental value as a result of this remeasurement.

On January 5, 2005, warrants for 750,000 shares of common stock were exercised for proceeds of $450,000.

Harborview Warrants

On January 4, 2005, we entered into an agreement (the "Harborview Amendment") with Harborview Master Fund LP ("Harborview") to amend the terms of a warrant issued to Harborview on November 9, 2004 (the "Harborview Warrant") for the purchase of up to 1,625,000 shares of Common Stock in connection with our November 9, 2004, private placement. Specifically, subject to the terms and conditions contained in the Harborview Amendment, the parties have agreed:

•

To amend the Harborview Warrant so that Harborview may exercise all or any portion of the Harborview Warrant for an exercise price of $0.60 per share of Common Stock, from January 4, 2005 until February 28, 2005, after which time the exercise price will return to its original level.

•

That Harborview shall exercise the Harborview Warrant to purchase not less than 250,000 share of Common Stock on or before the close of business, New York City time, on January 7, 2005.

•

That the number of shares of Common Stock subject to the Harborview Warrant shall not be adjusted as a result of the temporary reduction in exercise price.

During the nine months ended March 31, 2005, warrants for 1,625,000 shares of common stock were exercised for proceeds of $975,000.

                                                                                                  James LLC Warrants

As set forth in the Lock-Up agreement with the Series D Holder dated September 21, 2004,the Company  issued warrants to purchase one million eighty-eight thousand one hundred sixty (1,088,160) shares of Common Stock, at an exercise price of $0.60 per share on January 5,2005..

Replacement Warrants

Based on the warrant exercises done in connection with the amendments described above, on February 7, 2005, the Company issued warrants to purchase 568,750 shares of common stock to Southridge Partners LP, warrants to purchase 1,625,000 shares of common stock to Harborview Master Fund LP, warrants to purchase 375,000 shares of common stock to Richard Rosenblum, and warrants to purchase 375,000 shares of common stock to David Stefansky (collectively, the "Warrants"). The Warrants entitle the holders thereof to purchase an aggregate 2,943,750 shares of common stock at an exercise price of $0.60 per share at any time and from time to time through, February 7, 2010.

On March 10, 2005, the Company issued warrants to purchase 5,500,000 of common stock to DKR.  The warrants entitle the holders thereof to purchase shares of common stock at an exercise price of $0.50 per share at any time and from time to time through March 10, 2010.

The majority of these replacement warrants were related to the private placements of convertible promissory notes for which full beneficial conversion features were recognized.  Therefore, no additional value was assigned to them.  However, the warrants issued to Stefansky and Rosenblum were originally recorded as deferred financing costs.  Therefore, the value of the replacement warrants issued to Stefansky and Rosenblum, $189,476, was charged to non-cash interest expense in the three months ended March 31, 2005.

On March 29, 2005, we entered into agreements with DKR Soundshore Oasis Holding Fund Ltd. and DKR Soundshore Strategic Holding Fund Ltd. (collectively the "DKR Investors"); and Southridge Partners LP, Harborview Master Fund LP, Richard Rosenblum and David Stefansky (collectively the "Remaining Investors") to amend the exercise price of warrants to purchase an aggregate 8,443,750 shares of our common stock, $.0001 par value per share issued to the Remaining Investors on February 7, 2005 and to the DKR Investors on March 10, 2005 (the "Warrants"). According to the terms of the agreements, the exercise price of the Warrants will be amended to $.34 per share. All remaining terms and conditions of the Warrants remain unchanged. Markland determined there was no material incremental value as a result of this remeasurement.

10. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                              Shares Potentially

                                                                   Issuable

                                                                   --------

Series A Redeemable Convertible Preferred Stock                       10,000

Series D Convertible Preferred Stock (convertible at

   80% of market value)                                           77,000,000

Technest Series B preferred stock                                 20,000,000

Stock options                                                     13,300,000

Warrants                                                          29,000,000

Employment and consulting agreements                              15,000,000

                                                                 -----------

         Total as of March 31, 2005                              154,310,000

                                                                 ===========

11.      COMMITMENTS AND CONTINGENCIES

Compensation Agreements

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

In the nine months ended March 31, 2005, Markland recorded unearned compensation, additional paid-in capital and stock compensation of

 $ 5,784,676, $9,342,550 and $3,363,060 respectively, related to these agreements.

In the quarter ended March 31, 2005, Markland paid cash bonuses totaling $1,975,000 to executives and consultants related to these agreements.

In connection with the STR acquisition, Markland entered into a one year consulting agreement, as amended on March 17, 2004, with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, Markland shall pay to Consultant the sum of $285,000 (the "fee"). The fee shall be payable as follows: $25,000 is payable on July 15, 2004, a second payment in the amount of $35,000, is payable on August 15, 2004, a third payment in the amount of $60,000 is payable on September 15, 2004, a fourth payment in the amount of $60,000 is payable on October 15, 2004, a fifth payment in the amount of $60,000 is payable on November 15, 2004 and the sixth and final payment in the amount of $45,000 is payable on December 15, 2004. As of March 31, 2005, Markland has accrued $225,625 related to this agreement.

Termination of engagement of Ken Ducey, Jr., as president of Markland

On March 23, 2005 we removed Ken Ducey, Jr. as our president, and terminated his engagement as a director or officer from our wholly owned subsidiaries Ergosystems, Inc., a Virginia corporation, Science and Technology Research, Inc., a Maryland corporation and Security Technology, Inc., a Delaware corporation.

On April 15, 2005 in connection with the termination of Mr. Ducey, and in accord with section 4(j) of the employment agreement by and between the Company and Mr. Ducey and dated December 30, 2004, we exercised our right to repurchase 1,525,010 shares of our common stock, par value $.0001 per share (the “Common Stock”), issued to Mr. Ducey pursuant to employment agreements at a price of $.01 per share.

Mr. Ducey remains a director of the Company.

Termination of Asset Growth Company as Strategic Operations Contractor

On March 23, 2005, pursuant to our Strategic Operations Contractor Agreement with them, we terminated our agreement with Asset Growth Company.  Mr. Ducey is a director and majority shareholder of Asset Growth Company

Also on April 15, 2005 in connection with the termination of our former consultant Asset Growth Company., and in accord with section 4(i) of the strategic operations contractor agreement by and between the Company and Asset Growth Company and dated December 30, 2004, we exercised our right to repurchase 5,030,078 shares of our common stock, par value $.0001 per share (the “Common Stock”), issued to Asset Growth Company pursuant to strategic operations contractor agreement at a price of $.01 per share.  All amounts paid to Asset Growth Company may be considered to have been paid to Mr. Ducey as he is a director and the controlling shareholder of Asset Growth Company.

As the result of the Company exercising these repurchase rights, the unamortized unearned compensation balance related to Ken Ducey and Asset Growth Company of $4,340,798 was reversed.

Facility Rental

STR leases its location in Fredericksburg, VA, on a month-to-month basis without a formal agreement. Rent expense relating to this location was $6,937 per month. This location was vacated on December 31, 2004.

We have a five year lease for our executive offices of approximately 1,500 square feet located in Ridgefield, Connecticut and a month-to-month lease for a manufacturing facility of approximately 5,000 square feet located in Fredericksburg, Virginia. We also have an administrative office in Providence, RI which is utilized under a monthly sublease comprising approximately 4,000 square feet.

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

 Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006.  The office space lease provides for annual increases of 3% to the base rent and requires the Company to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for these facilities total approximately $11,600.

In addition, we have a one year lease for an executive office located in Boston, MA. The monthly lease amount for this facility is approximately $1,600.

Income Taxes

The Company is currently delinquent on its corporate state income tax filings. The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the nine months ended March 31, 2005.

Government Contracts

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.  During an audit conducted in November 2004 covering the fiscal year 2002, the Defense Contract Audit Agency (“DCAA”) discovered significant deficiencies in Genex’s accounting system that resulted in misclassified and unallowable costs. As a result of this audit, Genex could be prevented from completing certain previous contracts awarded by the Department of Defense and may be required to refund amounts overbilled to its customers.  The Company has accrued $ 68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to March 31, 2005.  At March 31, 2005, the company has determined that $102,228 is repayable to the government. This amount is included in accrued expenses at March 31, 2005.

12. INCOME TAXES

There was no provision for federal or state income taxes for the nine months ended March 31, 2005 and 2004, due to the Company's operating losses and a full valuation reserve.

The Company's deferred tax asset before valuation allowance is approximately $10,300,000 and at March 31, 2005 consisted primarily of net operating loss carry forwards. The change in the valuation allowance for the nine months ended March 31, 2005 was approximately $3,700,000. The Company's net operating loss carry forwards of approximately $25,900,000 will expire in varying amounts through 2024. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

13. RELATED PARTY TRANSACTIONS

Robert Tarini, our chief executive officer is also chief executive officer of Syquest, Inc. Syquest performs software and engineering development for the Markland Group and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the nine months ended March 31, 2004 Syquest provided $392,004 in engineering and software services and charged $54,000 for rent.

 ipPartners, Inc. a corporation majority owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman, participated in 12.5% of the Investor Financing related to the acquisition of Genex by Technest. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction.

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

15. SUBSEQUENT EVENTS

Subsequent stock issuances

Subsequent to March 31, 2005, convertible promissory notes with a face value  of $2,275,000 were converted into 15,189,985 shares of our common stock.

Subsequent to March 31, 2005, 3,558 shares of Series D Convertible Preferred Stock were converted into 25,625,648 shares of our common stock.

On May 18, 2005, we issued 3,866,391 shares of common stock to Robert Tarini, 1,933,195 shares of common stock to Verdi Consulting, and 3,750,286 shares of common stock to Joseph Mackin in connection with employment and consulting agreements.

Subsequent to March 31, 2005, we repurchased 6,555,088 shares of restricted common stock previously issued to Ken Ducey and Asset Growth Management in accordance with the terms of our contracts, as discussed in Note 11, at a price of $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-QSB, FOR THE QUARTER ENDED MARCH 31, 2005. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, FOR THE QUARTER ENDED MARCH 31, 2005. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

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

o RESULTS OF OPERATIONS. This section provides an analysis of Markland's results of operations for the fiscal quarters and nine months ended March 31, 2005 and March 31, 2004. This analysis is presented on a consolidated basis.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of Markland's cash flows for the nine months ended March 31, 2005 and March 31, 2004.

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

OVERVIEW

BACKGROUND

GENERAL. We provide to the United States Department of Defense ("DOD") and to various other United States Intelligence Agencies ("INTEL"); remote sensing technology products, and services to protect our country's military personnel and infrastructure assets. We also provide to the Department of Homeland Security ("Homeland Security"); products, services and emerging technologies to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for the Homeland Security, DOD and INTEL marketplaces via expansion of our existing contracts, development of our emerging technologies and acquisition of synergistic revenue producing assets. We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this Form 10-QSB as amended. Our business, as it exists today, consists of four business areas: remote sensor systems for military and intelligence applications, chemical detection, border security and advanced technologies. Our primary sources of operating revenue are from our wholly owned subsidiary EOIR Technologies, Inc. ("EOIR"), which was acquired by us on June 29, 2004. EOIR offers products and services which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing. Prior to the acquisition of EOIR, our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system produced by our wholly owned subsidiary Science and Technology Research Inc. ("STR"), border security logistics products and services provided by our wholly owned subsidiary Ergo Systems, Inc. ("ERGO"), and Small Business Investment Research ("SBIR") funded research grants for the development of gas plasma antenna technology.  On February 14, 2005 we acquires a majority interest in Genex Technologies, Inc. through it’s parent company Technest Holdings, Inc. The Genex business, as it exists today, consists of four business areas: intelligent surveillance, chemical and explosives detection, research and development and commercial products.  Founded in 1995, Genex has an established history in video surveillance sensor science. Its Surveillance Group provides innovative sensor and algorithm solutions that are small, tactical, low power and low cost solutions. Its surveillance technologies combine powerful algorithms, such as object tracking and image enhancement, with revolutionary wide-area, 360-degree sensors. These solutions operate in visible, near-infrared, infrared, and acoustic wavelengths. Within its biometrics technologies the 3D Facial Recognition Group develops tools for enhancing facial recognition. By leveraging the power of 3D, Genex enables existing recognition systems to perform reliably while advancing progress towards total 3D systems. The company's tools allow for seamless integration of capabilities, such as 2D-to-3D face conversion and compensation for pose, lighting, expression, aging, and weight. Management believes that Genex expertise has particular impact within the DOD and Homeland Security market place. Genex offers products which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of three-dimensional facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive three-dimensional medical imaging tools.

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

CHEMICAL DETECTOR

In October 2003, our subsidiary, Security Technology, Inc., acquired all of the common stock of Science and Technology Research, Inc., a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of homeland security solutions. STR has a contract with the U.S. Navy to be the sole producer of the U.S. Navy's shipboard Automatic Chemical Agent Detection and Alarm System used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. STR's sole source of revenues is this contract with the United States Navy which has a total potential value of approximately $37,000,000 over its period of performance. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract. We are experiencing a decline in demand for our chemical detector unit from the U.S. Navy. We plan to compensate for this reduced demand by marketing this technology to new customers within the Homeland Security marketplace and by combining it with other technologies for sale to customers other than the US Navy. During the nine months ended March 31, 2005 our subsidiary STR recognized approximately $534,600 of revenue from this contract. We are presently working on the design of a next generation "point" chemical detector product, which will also operate using Ion Mobility Spectrography (IMS) cell technology and provide networked wireless communication capability.

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

BORDER SECURITY

We acquired the assets of Ergo Systems, Inc., in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at U.S. ports of entry for the Dedicated Commuter Lane, which is part of a larger U.S. Customs and Immigration and Naturalization Service initiative to reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers. During the fiscal year we entered into a teaming agreement with Accenture, who was recently awarded the US VISIT Contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the US. We have recently been awarded a subcontract which enables the company to derive revenues from the US VISIT Contract. During the nine months ended March 31, 2005 our subsidiary Ergo Systems, Inc. recognized approximately $247,850 of revenue from these contracts. Management believes that the potential for increased revenues has been greatly enhanced by this subcontract award.

INTELLIGENT SURVEILLANCE

Our acquisition of a majority interest in Genex on February 14, 2005, a company which provides remote sensing technology products and services to the United States Department of Defense , to various other United States Intelligence Agencies and the National Institute of Health is a very important part of our ongoing business strategy of creating a world class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.  Genex’s intelligent surveillance portfolio is anchored by its real-time embedded image processing technology and its three-dimensional facial recognition technology.

Genex currently is engaged in programs to develop: disposable sensors for the U.S. Army Night Vision Laboratory; a miniature general purpose sensor processor for the U.S. Army Picatinny Arsenal; SmartMTI Motion Detection for the U.S. Army Armament Research,

Development and Engineering Center; a weapon’s flash detection system for the U.S. Navy Office of Naval Research; and a smart object avoidance system for the U.S. Navy Naval Surface Warfare System.

CHEMICAL AND EXPLOSIVE DETECTION

Through our majority interest in Genex, we have also targeted key sensing technologies that are critical to both DOD and DHS missions: Chemical/Biological (Chem/Bio) and Improvised Explosive Devices (IED) detection sensors. The Chem/Bio and IED Division concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance. Under a Phase 2 Small Business Innovative Research (“SBIR”) grant from the U.S. Army, Genex is developing a new and unique sensor that can remotely detect the presence of chemical and biological weapons.

RESEARCH AND DEVELOPMENT

The Research and Development (“R&D”) division of Genex is focused on developing our imaging technology portfolio via advanced research in intelligent surveillance, three-dimensional imaging, and medical imaging. By integrating our marketing pursuits and with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (ii) detection of concealment of intent using thermal and three-dimensional imaging to support anti-terrorist efforts; (iii) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (iv) more effective and less risky radiation treatment for cancer by use of three-dimensional imaging for patient positioning.

Management believes that Genex , which has a patent portfolio of over 20 issued and pending US patents for video and imaging technologies is well positioned to capture additional sales in the United States in the areas of research  and product development within the Department of Homeland Security and the Department of Defense.

Currently there are eight funded SBIR programs in Genex’s R&D division. Current contracts in place have a potential value approximately $2.7 million in revenue for 2005.  In April 2004, Genex obtained a three-year grant potentially worth in excess of $2.0 million from National Institute for Health (NIH) to develop three-dimensional optical tomography technologies for breast cancer detection.

COMMERCIAL PRODUCTS DIVISION

The Commercial Division of Genex is focused on growing commercial market opportunities for Genex’s technology portfolio. Our core technologies of three-dimensional imaging, three-dimensional display, and intelligent surveillance have broad application, thus Genex’s commercial division is focused on finding markets which have: a high fit of application with our technology; high revenue potential; economic value added (EVA) for markets to adopt our technology; and accessible customers and channels.  Management plans to generate further commercial growth primarily through strategic partnerships with customers in markets passing the above screen to reduce technical risk while providing strong channels of distribution for market access.

Commercial revenues in 2004 were approximately $670,000. Current revenues for the commercial division derive primarily from our three-dimensional FaceCam product and associated software. This product is utilized by our customers to create personalized products for customers based on a three-dimensional image captured by our camera. The product is being marketed towards applications in digitized identification such as employee ID and motor vehicle licenses as well into the medical market place. Efforts are underway to reduce product costs to encourage broader market adoption, to improve channels of distribution for this product, and to establish commercial agreements for mass-market deployment.

In addition, while not a current source of significant revenue, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate significant revenue based on Genex’s ability to generate accurate three-dimensional measurement data

ADVANCED TECHNOLOGIES

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

o During the nine months ended March 31, 2005, executives and consultants of the company were issued 21,423,376 shares of common stock based on employment agreements.

o Subsequent to December 31, 2004,  additional warrants were exercised to purchase 7,225,000 shares of the Company's common stock at  prices between $0.60 and $0.50 per share for proceeds of $4,335,000.

o On February 14, 2005, Markland entered into definitive agreements with Technest, a public company with no revenue and minimal assets and operations, Genex Technologies, Inc. ("Genex"), and the certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex. In accordance with the terms of the Markland Securities Purchase Agreement on February 14, 2005, Technest issued a controlling interest to Markland in exchange for 10,168,764 shares of Markland common stock and Markland agreed to issue additional shares of common stock upon conversion of Technest's Series B Preferred Stock. Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, shares of Technest Series C Convertible Preferred Stock and five-year warrants to purchase Technest common stock. The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. In addition, Dr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that pays interest at the rate of 6% per annum. Following the acquisition, it is the Company’s opinion that Dr. Geng omitted material representations from the Merger Agreement and, as a result, the Company has not and does not intend to issue the promissory note or the additional share consideration.

o Subsequent to December 31, 2004 we issued warrants to purchase 8,443,750 shares of our Common Stock at an exercise price of $0.34

RECENT EVENTS

Subsequent to March 31, 2005, convertible promissory notes with a face value  of $2,275,000 were converted into 15,189,985 shares of our common stock.

Subsequent to March 31, 2005, 3,558 shares of Series D Convertible Preferred Stock were converted into 25,625,648 shares of our common stock.

On May 18, 2005, we issued 3,866,391 shares of common stock to Robert Tarini, 1,933,195 shares of common stock to Verdi Consulting, and 3,750,286 shares of common stock to Joseph Mackin in connection with employment and consulting agreements.

RESULTS OF OPERATIONS

REVENUE:

Revenue for the quarter ended March 31, 2005 increased by 626% to $13,210,258 compared to $1,818,846 for the same period in 2004, which was prior to our acquisition of EOIR. Revenue for the nine months ended March 31, 2005 increased by 755% to $46,024,786 compared to $5,382,341 for the same period in 2004, which was prior to our acquisition of EOIR. Our EOIR subsidiary accounted for approximately 97% of these revenues in the nine months ended March 31, 2005.

EOIR's most significant source of revenues is a contract with the United States Army Night Vision and Electronic Sensors Directorate. Approximately 84% of our revenues were received from this contract. We expect orders to continue at or above current levels under this contract, however, no assurance can be given that this will be the case.

COST OF REVENUES:

Cost of revenues for the quarter ended March 31, 2005 increased by 378% to $10,310,457, compared to $2,156,931 for the same period in 2004. Cost of revenues for the nine months ended March 31, 2005 increased by 703% to $36,037,182, compared to $4,486,512 for the same period in 2004. Cost of revenues increased as a result of an increase in sales resulting from our acquisition of EOIR.

Gross profits for the quarter ended March 31, 2005 increased substantially to $2,899,801 compared to$ (338,085) for the same period in 2004. Gross profits for the nine months ended March 31, 2005 increased by 1015% to $9,987,604 compared to $895,829 for the same period in 2004.

Gross profits increased as a result of additional revenue from the acquisition of EOIR. Gross profit as a percentage of revenue for both the quarter and nine months ended March 31, 2005 was approximately 22% compared to (19%) and 16% for the same periods in 2003. Most of our revenues for the quarter and nine months ended March 31, 2005 were derived from product sales. After our acquisition of EOIR most of our revenues for the quarter and nine months ended March 31, 2005 are from variable cost contracts which enjoy greater certainty of profit, compared to fixed price contracts. It is our intention to create a balanced portfolio of contracts as revenues from Markland group companies mature.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense for the quarter ended March 31, 2005 increased by 420% to $6,295,930 compared to $1,210,110 in the same period in 2004. Selling, general and administrative expense was primarily composed of payroll, consultants, legal and accounting fees, and vendors. The increase in selling, general and administrative expense was primarily due to increases in staff resulting from the acquisition of EOIR , increases due to related sales growth and bonus’ paid in accordance with executive contracts.

Selling, general and administrative expense for the nine months ended March 31, 2005 increased by 540% to $15,024,434 compared to $2,346,298 in the same period in 2004.

RESEARCH AND DEVELOPMENT:

During the quarter and nine months ended March 31, 2005, we spent $179,235 and $289,501 respectively on research and development activities compared to $49,139 for the quarter and nine months ended March 31, 2004.

COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Compensatory element of stock issuances for selling, general and administrative expenses for the quarter ended March 31, 2005 increased by 18% to $1,190,942 compared to $1,004,419 for the same period in 2004. For the nine months ended March 31, 2005 the charge for compensatory element of stock issuances increased by 35% to $3,444,365 compared to $2,543,561 for the same period in 2004.

These charges include amortization and mark-to-market adjustments on unearned stock compensation. We use our equity as a non-cash method of compensating management and consultants who provide services to us and expect to continue to do so in the future.

OPERATING LOSS:

Operating loss for the quarter ended March 31, 2005 increased by 74% to $5,248,299 compared to $3,018,419 for the comparative period in 2004. A portion of this loss resulted from non-cash charges for the compensatory element of stock issuances, losses on disposals of equipment and amortization of intangible assets resulting from our recent acquisitions. These non-cash charges amounted to $1,672,935 for the three months ended March 31, 2005. The operating loss for the nine months ended March 31, 2005 increased by 125% to $10,409,660 compared with $4,609,836 for the same period in 2004. Non-cash charges for the compensatory element of stock issuances, losses on disposals of equipment and amortization of intangible assets resulting from our recent acquisitions amounted to $5,083,329 for the nine months ended March 31, 2005.

INTEREST EXPENSE:

Interest expense for the quarter ended March 31, 2005 increased substantially to $4,278,667 compared to $119,232 for the quarter ended March 31, 2004. The non-cash element of these interest charges amounted to $3,971,085. Interest and financing expense was from notes payable issued for bridge financing, and other financing costs. These charges represent the accretion of debt discount to the fair market value of the notes and amortization of deferred financing costs over the term of the convertible notes. We issued two convertible notes on September 21, 2004 and November 9, 2004. As this short-term financing has a term of one year, these charges are accreted over a relatively short period of time resulting in substantial non-cash interest charges. We expect such charges to recur during the life of these notes. In connection with our acquisition of EOIR, EOIR issued, and we guaranteed, $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,752,237 at March 31, 2005. Interest expense for the nine months ended March 31, 2005 was $8,386,069 compared to $266,960 for the nine months ended March 31, 2004. The non-cash element of this expense was $7,595,113 for the nine months ended March 31, 2005.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY AND PREFERRED STOCK DIVIDENDS:

The minority interest in the net loss of Technest was $192 for the quarter ended March 31, 2005.  Deemed preferred stock dividends for the quarter and nine months ended March 31, 2005 were $2,174,858. These deemed dividends resulted from the beneficial conversion features of Series A and Series C stock issued by Technest to outside investors and as a result are entirely attributable to the minority interest. Deemed and preferred stock dividends for the quarter and nine months ended March 31, 2004 were $1,100,032 and $1,366,822 respectively.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss applicable to common stockholders for the quarters ended March 31, 2005 and March 31, 2004 was $11,701,631 ($0.14 per share) and $4,237,683 ($0.50 per share), respectively. Our weighted average number of shares outstanding for the quarters ended March 31, 2005 and March 31, 2004 were 83,261,797 and 8,458,556, respectively.

Net loss applicable to common stockholders for the nine months ended March 31, 2005 and March 31, 2004 was $20,954,843 ($0.36 per share) and $6,243,618 ($0.97 per share), respectively. Our weighted average number of shares outstanding for the nine months ended March 31, 2005 and March 31, 2004 were 57,790,890 and 6,438,758, respectively.

The reduction in net loss per share from the prior period is due primarily to the significant increase in number of shares outstanding. Shares outstanding increased primarily as a result of our financing activities.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2005, we experienced $2,921,984 of negative cash flow from operating activities compared with a deficit of $2,360,283 for the same period in 2004. The loss for the nine months ended March 31, 2005 of $20,954,843 was offset by non-cash charges of $15,194,410 and a reduction in working capital of $2,873,569. On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,752,237 at March 31, 2005. On September 21, 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $4,000,000 and in the aggregate principal amount of $5,200,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $4,077,945 at March 31, 2005 and the discount to the principal amount will be accreted to interest expense over the one year term of the loan. On November 9, 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $1,350,000 and in the aggregate principal amount of $1,755,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $589,601 at March 31, 2005 and the discount to the principal amount will be accreted to interest expense over the one year term of the loan. Between January 1, 2005 and February 10, 2005, additional warrants were exercised to purchase 7,225,000 shares of the Company's common stock at $0.60 per share for proceeds of $4,335,000. On February 14, 2005,in connection with the Technest and Genex acquisitions ,we raised $5,000,000 (gross) for shares of Technest Series B Preferred Stock, Technest Series C Convertible Preferred Stock and five-year warrants to purchase Technest common stock. After acquisition costs and fees, this financing provided us with an additional $448,247 in working capital.  We believe that required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of research and development and selling, general and administrative expenses to some extent based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues. Any stock-based sources of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our security products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

GOING CONCERN

For nine months ended March 31, 2005 and March 31, 2004, we incurred a net loss applicable to common stockholders of $20,954,843 and $6,243,618 respectively. We have limited finances and require additional funding in order to market and license our products. There is no assurance that we can reverse our operating losses, or that we can raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm for the fiscal year 2004 includes an explanatory paragraph as to the uncertainty that we will continue as a going concern. While we have experienced operating losses in the past, due to our acquisition of EOIR, the operating portion of our business is currently cash flow positive. Our business plan is to continue to grow our customer base and our revenues and to control and monitor operating expenses and capital expenditures. We believe that our business as currently constituted will produce positive cash flow which, together with our current cash levels, will enable us to meet our existing financial obligations as they come due during the current fiscal year. However, we can provide no assurance that the performance of our business will meet our expectations.

OFF-BALANCE SHEET ARRANGEMENTS

We have issued a letter of credit to a bank in the amount of $250,000 which is collateralized by a restricted cash balance in the same amount.

We have no other significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc., Ergo Systems, Inc., Science and Technology Research Corporation, Inc , E-OIR Technologies, Inc. , and majority owned subsidiaries Technest Holdings and Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

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

With the acquisition of Technest and Genex, we have integrated the accounting and controls for these two small companies into our group accounting function at EOIR in Virginia. The larger scale of this operation allows for more timely recording of transactions and greater separation of duties than would otherwise be possible.

PART II.

Other Information

Item 1. Legal Proceedings.

On June 28, 2004, Charles Wainer filed a civil suit against the Company in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of the Company and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. The Company believes that these claims are without merit and plans to vigorously defend the action. On August 11, 2004, the Company answered the complaint and denied any liability. The trial of this matter began on January 31, 2005; on that date, the presiding judge referred the parties to mediation. The trial of this matter is scheduled to reconvene on June 27, 2005.

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

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that the Company's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. The Company is a guarantor of these notes.

The Company believes that the allegations in this lawsuit are entirely without merit. The Company has filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company has also filed a demurrer seeking to dismiss some claims. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

On April 4, 2005 a hearing was held in the Spotsylvania County Circuit Court on the Company's demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, the claim by Mr. Moulton that his employment was terminated in violation of public policy was dismissed by the court , and the Court dismissed those aspects of Mr. Moulton's complaint suggesting that he was pursuing his claims on behalf of other, unnamed sellers of EOIR shares. Mr. Moulton was not given leave to amend or refile these claims. Also on April 4, 2005, trial was set to begin on January 17, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities

During the period ending March 31, 2005, the holders Company's Series D Convertible Preferred Stock converted shares of preferred stock into shares of common stock. The total shares issued under such conversions was approximately 94,505.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 8 of our Condensed Consolidated Financial Statements.

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

On January 5, 2005, the Company issued warrants to purchase 1,088,160 shares of common stock to James LLC in connection with a lock-up agreement restricting the ability of James LLC to convert shares of our Series D Cumulative Preferred Stock and to sell shares resulting from such a conversion.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of

1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 8 of our Condensed Consolidated Financial Statements.

On January 6, 2005, we issued 375,000 shares of common stock to Richard Rosenblum, 250,000 shares of common stock to Harborview Master Fund LP, 800,000 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 200,000 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the exercise of common stock purchase warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On January 11, 2005, we issued 350,000 shares of common stock to Greenfield Capital Partners, LLC, 800,000 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 200,000 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the exercise of common stock purchase warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On January 12, 2005, we issued 600,000 shares of common stock to Harborview Master Fund LP pursuant to the exercise of common stock purchase warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note ** of our Condensed Consolidated Financial Statements.

On January 19, 2005, we issued 775,000 shares of common stock to Harborview Master Fund LP, 800,000 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 200,000 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the exercise of common stock purchase warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On February 4, 2005, we issued 1,200,000 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 300,000 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the exercise of common stock purchase warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On February 7, 2005, we issued warrants to purchase 568,750 shares of common stock to Southridge Capital Management, warrants to purchase 1,625,000 shares of common stock to Harborview Capital Management LLC, warrants to purchase 375,000 shares of common stock to Richard Rosenblum and warrants to purchase 375,000 shares of common stock to David Stefansky.  and 300,000 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the exercise of common stock purchase warrants.    The warrants were issued with an original exercise price of $.60 per share.  The exercise price was amended to $.34 per share on March 29, 2005.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On February 11, 2005, we issued 9,987,310 shares of common stock to Jason Geng in connection with our acquisition of the majority of the outstanding common stock of Technest Holdings, Inc., and the simultaneous acquisition by Technest Holdings, Inc., of all of the outstanding common stock of Genex Technologies, Inc.  Dr. Geng was the selling shareholder of Genex Technologies, Inc.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On February 15, 2005, we issued 181,454 shares of common stock to Jason Geng in connection with our acquisition of the majority of the outstanding common stock of Technest Holdings, Inc., and the simultaneous acquisition by Technest Holdings, Inc., of all of the outstanding common stock of Genex Technologies, Inc.  Dr. Geng was the selling shareholder of Genex Technologies, Inc.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On March 10, 2005, we issued warrants to purchase 4,400,000 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and warrants to purchase 1,100,000 of common stock to DKR Soundshore Strategic Holding Fund Ltd.  The warrants were issued with an original exercise price of $.50 per share.  The exercise price was amended to $.34 per share on March 29, 2005.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On March 21, 2005, we issued 298,332 shares of common stock to Southridge Partners LP, 110,664 shares of common stock to Harborview Master Fund LP, 489,028 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 122,257 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

On March 22, 2005, we issued 3,205 shares of common stock to Southridge Partners LP, 358,983 shares of common stock to Harborview Master Fund LP, 657,481 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 164,370 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

On March 23, 2005, we issued 182,215 shares of common stock to Harborview Master Fund LP pursuant to the conversion of a convertible promissory note.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

On March 29, 2005, we issued 197,802 shares of common stock to Southridge Partners LP, 175,824 shares of common stock to Harborview Master Fund LP, 1,019,108 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 254,777 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

On March 31, 2005, we issued 183,318 shares of common stock to Southridge Partners LP and 458,295 shares of common stock to Harborview Master Fund LP pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.  For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

Subsequent stock issuances

On April 5, 2005, we issued 97,895 shares of common stock to Southridge Partners LP, 1,248,049 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 312,012 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 6, 2005, we issued 696,238 shares of common stock to Southridge Partners LP and 1,352,813 shares of common stock to Harborview Master Fund LP pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 7, 2005, we issued 353,204 shares of common stock to Southridge Partners LP pursuant to the conversion of a convertible promissory note.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 8, 2005, we issued 486,715 shares of common stock to Southridge Partners LP pursuant to the conversion of a convertible promissory note.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 15, 2005, we issued 6,626 shares of common stock to Southridge Partners LP, 28,002 shares of common stock to Harborview Master Fund LP, 118,840 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 15,688 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. in satisfaction of interest due on convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 18, 2005, we issued 1,118,735 shares of common stock to Harborview Master Fund LP, 2,323,775 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 569,075 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 20, 2005, we issued 25,801 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 20, 2005, we issued 5,658,464 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 22, 2005, we issued 3,169,573 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 26, 2005, we issued 633,914 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 158,478 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 27, 2005, we issued 13,663 shares of common stock to Harborview Master Fund LP pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 27, 2005, we issued 4,060,018 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 28, 2005, we issued 3,005,272 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On May 2, 2005, we issued 3,020,739 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 22, 2005, we issued 9,503,817 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 22, 2005, we issued 237,417 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On May 17, 2005, we issued 2,628,812 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On May 18, 2005, we issued 3,866,391 shares of common stock to Robert Tarini, 1,933,195 shares of common stock to Verdi Consulting, and 3,750,286 shares of common stock to Joseph Mackin in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

(b)

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan or Programs
January 1, 2005 through January 31, 2005	0	-	0	0
February 1, 2005 through February 28, 2005	0	-	0	0
March 1, 2005 through March 31, 2005	6,563,088 shares of common stock(1)(2)	$.01	6,563,088 shares of common stock (1)(2)	0
Total	6,563,088 shares of common stock(1)(2)		6,563,088 shares of common stock (1)(2)	0

(1) Includes 1,525,010 shares of common stock previously issued to Ken Ducey pursuant to employment agreements and repurchased by the Company pursuant to the terms of an employment agreement between Mr. Ducey and the Company and dated December 30, 2004.

(2) Includes 5,030,078 shares of common stock previously issued to Asset Growth Company pursuant to strategic operations contractor agreements and repurchased by the Company pursuant to the terms of a strategic operations contractor agreement between Asset Growth Company and the Company and dated December 30, 2004.

Item 5.  Other Information

On January 5, 2005 the Company paid cash bonuses in the amount of $75,000 each to Robert Tarini, the Company’s chief executive officer and chairman of the Company’s board of directors, Asset Growth Company, Verdi Consulting, Inc., Gino Pereira, the Company’s chief financial officer and Joseph Mackin, the company’s chief operating officer and current president.  Payments made to Asset Growth may be considered as being made to the Company’s former president Ken Ducey, as Mr. Ducey is the controlling shareholder and a director of Asset Growth Company.

On February 23, 2005 the Company paid cash bonuses in the amount of $600,000 to Verdi Consulting, Inc., $350,000 each to Robert Tarini, the Company’s chief executive officer and chairman of the Company’s board of directors and Joseph Mackin, the Company’s chief operating officer and $200,000 each to Gino Pereira, the Company’s chief financial officer and Asset Growth Company.  Payments made to Asset Growth may be considered as being made to the Company’s former president Ken Ducey, as Mr. Ducey is the controlling shareholder and a director of Asset Growth Company.

On March 17, 2005, we notified Southridge Partners LP, Harborview Master Fund LP DKR Soundshore Oasis Holding Fund Ltd. and DKR Soundshore Strategic Holding Fund Ltd., the holders of our Secured 8% convertible notes, that pursuant to the terms of those notes, the Company intended to pay the interest on the notes in common stock.  For more information concerning this transaction please refer to Note 6 of our Condensed Consolidated Financial Statements.

Subsequent Events

On April 5, 2005, we issued 97,895 shares of common stock to Southridge Partners LP, 1,248,049 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 312,012 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

On April 6, 2005, we issued 696,238 shares of common stock to Southridge Partners LP and 1,352,813 shares of common stock to Harborview Master Fund LP pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 7, 2005, we issued 353,204 shares of common stock to Southridge Partners LP pursuant to the conversion of a convertible promissory note.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 8, 2005, we issued 486,715 shares of common stock to Southridge Partners LP pursuant to the conversion of a convertible promissory note.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 15, 2005, we issued 6,626 shares of common stock to Southridge Partners LP, 28,002 shares of common stock to Harborview Master Fund LP, 118,840 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 15,688 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. in satisfaction of interest due on convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 18, 2005, we issued 1,118,735 shares of common stock to Harborview Master Fund LP, 2,323,775 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 569,075 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 20, 2005, we issued 25,801 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 20, 2005, we issued 5,658,464 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 22, 2005, we issued 3,169,573 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 26, 2005, we issued 633,914 shares of common stock to DKR Soundshore Oasis Holding Fund Ltd. and 158,478 shares of common stock to DKR Soundshore Strategic Holding Fund Ltd. pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 27, 2005, we issued 13,663 shares of common stock to Harborview Master Fund LP pursuant to the conversion of convertible promissory notes.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 27, 2005, we issued 4,060,018 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 28, 2005, we issued 3,005,272 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On May 2, 2005, we issued 3,020,739 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 22, 2005, we issued 9,503,817 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On April 22, 2005, we issued 237,417 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On May 17, 2005, we issued 2,628,812 shares of common stock to James LLC pursuant to the conversion of shares of the Company’s Series D Cumulative Convertible Preferred Stock.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering

On May 17, 2005 the Company entered into an amendment (the “Tarini Amendment”) to the employment agreement dated December 30, 2004 between the Company and Robert Tarini, the Company’s chief executive officer and the chairman of the Company’s board of directors (the “Tarini Agreement”), to accelerate the final stock grant due to Mr. Tarini under the Tarini Agreement.  Specifically, pursuant to the terms of the Tarini Agreement, the Company was required to issue to Mr. Tarini a number of shares of its Common Stock equal to 1.0% of the Company’s fully diluted outstanding Common Stock.  Pursuant to the terms of the Amendment, this award was accelerated to become due on May 16, 2005.  As a result, on May 18, 2005 the Company issued 3,866,391 shares of Common Stock to Mr. Tarini. .  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The Tarini Agreement was filed as Exhibit 99.4 to the Company’s current report on Form 8-k filed with the SEC on January 7, 2005 and is incorporated herein by reference.  The form of the Tarini Amendment is filed herewith as Exhibit 10.72 and is incorporated herein by reference.

On May 17, 2005 the Company entered into an amendment (the “Verdi Amendment”) to the consulting agreement dated January 3, 2005 between the Company and Verdi Consulting, Inc. (the “Verdi Agreement”), to accelerate the final stock grant due to Verdi Consulting, Inc., under the Verdi Agreement.  Specifically, pursuant to the terms of the Verdi Agreement, the Company was required to issue to Verdi Consulting, Inc. a number of shares of its Common Stock equal to 0.5% of the Company’s fully diluted outstanding Common Stock.  Pursuant to the terms of the Amendment, this award was accelerated to become due on May 16, 2005.  As a result, on May 18, 2005 the Company issued 1,933,195 shares of Common Stock to Verdi Consulting, Inc. .  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The Verdi Agreement was filed as Exhibit 99.9 to the Company’s current report on Form 8-k filed with the SEC on January 7, 2005 and is incorporated herein by reference.  The form of the Verdi Amendment is filed herewith as Exhibit 10.73 and is incorporated herein by reference.

On May 17, 2005 the Company entered into an amendment (the “Mackin Amendment”) to the employment agreement dated December 30, 2004 between the Company and Joseph Mackin, the Company’s president (the “Mackin Agreement”), to accelerate certain stock grants due to Dr. Mackin under the Mackin Agreement as well as to reflect the March 23, 2005 appointment of Dr. Mackin as the Company’s president.  Specifically, subject to the terms of the Mackin Amendment, Dr. Mackin shall be entitled periodic grants, on the dates and in the amounts listed below, of the Company’s common stock. Each individual grant is conditioned upon the Company achieving performance objectives, based on a plan to be ratified by the Board during regularly scheduled meetings for each of the applicable years.

Grant	Number of Shares	Grant Date
Grant One	2,000,000	January 3, 2005
Grant Two	2,500,000	May 16, 2005
Grant Three	750,000	January 3, 2007
Grant Four	750,000	January 3, 2008
Grant Five	750,000	January 3, 2009

As a result, on May 18, 2005 the Company issued 2,500,000 shares of Common Stock to Dr. Mackin. .  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The Mackin Agreement was filed as Exhibit 99.6 to the Company’s current report on Form 8-k filed with the SEC on January 7, 2005 and is incorporated herein by reference.  The form of the Mackin Amendment is filed herewith as Exhibit 10.74 and is incorporated herein by reference.

On May 18, 2005 the Company entered into a Restricted Stock Grant Agreement with Joseph Mackin, the Company’s president, pursuant to which Dr. Mackin forfeited options to purchase 1,250,286 shares of the Company’s common stock at a price of $.3775 per share.  In return, the Company granted Dr. Mackin 1,250,286 shares of Common Stock.  Subject to the terms of the Restricted Stock Grant Agreement, the shares of Common Stock issued to Dr. Mackin are subject to forfeiture in the event that Dr. Mackin’s tenure with the Company is terminated before a registration statement covering the shares has been declared effective by the Securities and Exchange Commission. .  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The form of the Stock Option granted to Dr. Mackin on June 30, 2004 was filed as Exhibit [] to the Company’s current report on Form 8-k filed with the SEC on June 30, 2004 and is incorporated herein by reference.  The form of the Restricted Stock Grant Agreement with Dr. Mackin is filed herewith.

ITEM 6.  Exhibits.

(a) EXHIBITS

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Securities Purchase Agreement by and among Technest Holdings, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creed Fund, LP, dated February 14, 2005.		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc., and Technest Holdings, Inc., dated February 14, 2005.		8-K	February 15, 2005	2.2

2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc., and Jason Geng, dated February 14, 2005.	8-K	February 15, 2005	2.3
2.4	2005 Markland Technologies, Inc., Stock Award Plan.	8-K	April 22, 2005	2.1
2.5	Form of Markland Technologies, Inc. Stock Award Agreement	8-K	April 22, 2005	2.2
3.1	Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on December 28, 1998	8-K	March 20, 2000	1.3
3.2	Articles of Merger filed with the Florida Secretary of State on March 15, 2000	8-K	March 20, 2000	1.2
3.3	Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001	8-K	April 10, 2001	3.1
3.4	Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on June 21, 2001	8-K	April 10, 2001	3.3
3.5	Articles of Amendment to the Articles of Incorporation of Markland Technologies, Inc. filed with the Florida Secretary of State on December 21, 2001	SB-2	May 11, 2004	3.5
3.6	Articles of Amendment to the Articles of Incorporation of Markland Technologies, Inc. filed with the Florida Secretary of State on September 16, 2003	10-KSB	October 14, 2003	3.6
3.7	Certificate of Designations of Rights and Preferences of the Series A Non-Voting Convertible Preferred Stock	10-KSB	October 14, 2003	3.7
3.8	Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock	8-K	December 20, 2002	3.5
3.9	Certificate of Designations of Rights and Preferences of the Series D Cumulative Convertible Preferred Stock	10-KSB	October 14, 2003	3.5
3.10	Amended and Restated By-Laws	8-K	March 20, 2000	1.4
4.1	Form of common stock certificate of Markland Technologies, Inc.	10-QSB	February 14, 2003	4.1

4.2	Registration Rights Agreement between Markland Technologies, Inc., Montana View Corporation, Elite Properties, Ltd., Sparrow Ventures, Inc., dated April 2, 2004	SB-2	May 11, 2004	4.2
4.3	Form of Common Stock Purchase Warrant dated April 2, 2004	SB-2	May 11, 2004	4.3
4.4	Form of Common Stock Purchase Warrant dated April 16, 2004	SB-2	May 11, 2004	4.4
4.5	Form of Common Stock Purchase Warrant dated May 3, 2004	SB-2	May 11, 2004	4.5
4.6	Registration Rights Agreement, dated March 19, 2003, by and between ASI Technology Corporation and Markland Technologies, Inc.	10-KSB	October 14, 2003	10.10
4.7	Registration Rights Agreement by and between Markland Technologies, Inc. and Brittany Capital Management limited, dated September 10, 2003.	10-KSB	October 14, 2003	10.17
4.8	Consulting Agreement by and between Markland Technologies, Inc. and George Yang, dated September 30, 2003.	8K	November 12, 2003	10.3
4.9	Consulting Agreement by and between Markland Technologies, Inc. and Commonwealth Acquisitions, Ltd., dated March 24, 2003.	SB-2	May 11, 2004	4.9
4.10	Consulting Agreement by and between ECON Investor Relations, Inc., dated January 18, 2003.	SB-2	May 11, 2004	4.10
4.11	Consulting Agreement by and between Markland Technologies, Inc. and Marketshare Recovery, Inc., dated October 29, 2003	SB-2	May 11, 2004	4.11
4.12	Consulting Agreement by and between Markland Technologies, Inc. and Emerging Concepts, Inc., dated July 7, 2003	10-QSB	February 23, 2004	10.4
4.13	Research Agreement by and between Markland Technologies, Inc. and The Research Works, Inc., dated October 29, 2003	SB-2	May 11, 2004	4.13
4.14	Employment Agreement by and between Markland Technologies, Inc. and Jo-Ann Nichols, dated October 27, 2003.	SB-2	May 11, 2004	4.14
4.15	Registration Rights Agreement by and between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004	8-K	September 23, 2004	99.3

4.16	Form of Common Stock Purchase Warrant issued by Markland Technologies, Inc. on September 21, 2004	8-K	September 23, 2004	99.5
4.17	Lock-up Agreement by and among Markland Technologies, Inc., Robert Tarini, and Kenneth Ducey, Jr.	8-K	September 23, 2004	99.7
4.18	Lock-up Agreement by and between Markland Technologies, Inc. and James, LLC.	8-K	September 23, 2004	99.6
4.19	Waiver Agreement by and among Markland Technologies, Inc. and the parties named therein, dated September 21, 2004	8-K	September 23, 2004	99.8
4.20	Amendment to Warrant No. CS-84	8-K	December 30, 2004	99.1
4.21	Amendment to Warrant No. CS-85	8-K	December 30, 2004	99.2
4.22	Form of New DKR Warrants	8-K	December 30, 2004	99.3
4.23	Amendment to Warrant No. CS-83	8-K	December 30, 2004	99.4
4.24	Amendment to Warrant No. CS-89	8-K	December 30, 2004	99.5
4.25	Amendment to Stefansky Warrant	8-K	January 7, 2005	99.1
4.26	Amendment to Rosenblum Warrant	8-K	January 7, 2005	99.2
4.27	Amendment to Harborview Warrant	8-K	January 7, 2005	99.3
4.28	Preferred Stock Restriction Agreement	8-K	January 11, 2005	99.1
4.29	Form of Warrant	8-K	January 11, 2005	99.3
4.30	Form of Preferred Stock Restriction Agreement Amendment	8-K	January 12, 2005	99.1
4.31	Registration Rights Agreement Agreement between Markland Technologies, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creed Fund, LP, for Markland Common Stock dated February 14, 2005.	8-K	February 15, 2005	4.1
4.32	Registration Rights Agreement between Technest Holdings, Inc., and Markland Technologies, Inc., dated February 14, 2005.	8-K	February 15, 2005	4.2

4.33	Registration Rights Agreement between Technest Holdings, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creed Fund, LP, for Technest Series C Preferred Stock and Warrants for Technest common stock dated February 14, 2005.	8-K	February 15, 2005	4.3
4.34	Registration Rights Agreement between Technest Holdings, Inc., and Jason Geng for registration of Earnout Shares, dated February 14, 2005.	8-K	February 15, 2005	4.4
4.35	Registration Rights Agreement between Markland Technologies, Inc., and Jason Geng, dated February 14, 2005.	8-K	February 15, 2005	4.5
4.36	Form of Technest Common Stock Purchase Warrant.	8-K	February 15, 2005	4.6
4.37	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.38	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.8
4.39	Promissory Note issued to Jason Geng by Genex Technologies, Inc., dated February 14, 2005.	8-K	February 15, 2005	4.9
4.40	Warrant issued to Michael Rosenblum on December 7, 2004.	SB-2	March 17, 2005	4.40
4.41	Warrant issued to DKR Soundshore Holding Fund, Ltd. on March 10, 2005	SB-2	March 17, 2005	4.42
4.42	Warrant issued to DKR Strategic Holding Fund, Ltd. on March 10, 2005	SB-2	March 17, 2005	4.43
4.43	Warrant issued to Southridge Partners, LP on February 7, 2005	SB-2	March 17, 2005	4.44
4.44	Warrant issued to Harborview Master Fund, LP on February 7, 2005.	SB-2	March 17, 2005	4.45
4.45	Warrant issued to David Stefansky on February 7, 2005.	SB-2	March 17, 2005	4.46
4.46	Warrant issued to Richard Rosenblum on February 7, 2005.	SB-2	March 17, 2005	4.47

10.1	Securities Purchase Agreement, between Markland Technologies, Inc., Montana View Corporation, Elite Properties, Ltd., and Sparrow Ventures, Inc., dated April 2, 2004	SB-2	May 11, 2004	10.1
10.2	Securities Purchase Agreement by and among Markland Technologies, Inc. and the Investors named therein, dated April 16, 2004.	SB-2	May 11, 2004	10.2
10.3	Securities Purchase Agreement by and between Markland Technologies, Inc. and the Investors named therein, dated May 3, 2004.	SB-2	May 11, 2004	10.3
10.4	Agreement and Plan of Merger by and among Markland Technologies, Inc. and STR Acquisition Corp., Security Technology, Inc., Science and Technology Research, Inc., and George Yang, dated September 30, 2003.	8K	November 12, 2003	10.1
10.5	Promissory Note made by Markland Technologies, Inc., in favor of George Yang, dated September 30, 2003.	8K	November 12, 2003	10.4
10.6	Security Agreement by and between Markland Technologies, Inc. and George Yang, dated September 30, 2003.	SB-2	May 11, 2004	10.6
10.7	Guaranty by Markland Technologies, Inc. in favor of George Yang, dated September 30, 2003.	SB-2	May 11, 2004	10.7
10.8	Amendment and Payment Extension Agreement by and between Markland Technologies, Inc. and George Yang, dated March 17, 2004.	SB-2	May 11, 2004	10.8
10.9	Loan Agreement by and between Security Technology, Inc. and Bay View Capital LLC, dated September 30, 2003.	8K	November 12, 2003	10.2
10.10	Promissory Note by and among Markland Technologies, Inc., Security Technology, Inc., and Bay View Capital LLC, dated September 30, 2003.	8K	November 12, 2003	10.5
10.11	Security Agreement by and between Security Technology, Inc. and Bay View Capital LLC, dated September 30, 2003.	SB-2	May 11, 2004	10.11
10.12	Security Agreement by and between Markland Technologies, Inc. and Bay View Capital LLC.	SB-2	May 11, 2004	10.12

10.13	Sublicense Agreement by and between Markland Technologies, Inc. and ASI Technology Corporation, dated March 19, 2004.	SB-2	May 11, 2004	10.13
10.14	ASI Technology Corporation SBIR Phase II Proposal, dated October 8, 2001.	SB-2/1A	June 16, 2004	10.14
10.15	ASI Technology Corporation Contract with Air Force Office of Scientific Research, dated August 1, 2002.	SB-2/1A	June 16, 2004	10.15
10.16	ASI Technology Corporation Contract with Naval Surface Warfare Center, dated January 31, 2003.	SB-2/1A	June 16, 2004	10.16
10.17	Stock Purchase Agreement by and among Ocean Data Equipment Corporation, Ergo Systems, Markland Technologies, and Security Technology, Inc., dated December 9, 2002.	8-K	January 28, 2003	10.1
10.18	Exchange Agreement, dated December 9, 2002, by and among Markland Technologies, Inc., Market LLC, and James LLC.	8-K	December 20, 2002	10.4
10.19	Exchange Agreement, dated December 9, 2002, by and among Eurotech, Ltd., Crypto.com Inc., Markland Technologies, Inc., Security Technology, Inc. ipPartners, Inc., Market LLC, and James LLC.	8-K	December 20, 2002	10.5
10.20	First Amendment to Exchange Agreement, dated December 9, 2002, by and among Eurotech, Ltd., Crypto.com Inc., Markland Technologies, Inc., Security Technology, Inc. ipPartners, Inc., Market LLC, and James LLC.	10-QSB	February 14, 2003	10.6
10.21	Restated and Amended Convertible Revolving Credit Note Agreement, dated December 10, 2002, by and between Markland Technologies, Inc. and Market LLC.	10-QSB	February 14, 2003	10.2
10.22	Letter from Sherb & Co., LLP to the Commission, dated March 12, 2003, concerning change in certifying accountant.	8-K	March 17, 2003	16.1
10.23	Technology Purchase Agreement between Markland Technologies, Inc. and ASI Technology Corporation, dated March 19, 2003.	8-K	April 4, 2003	10.1
10.24	Exchange Agreement, dated March 27, 2003, by and between Eurotech, Ltd. and Markland Technologies, Inc.	8-K	April 4, 2003	10.2

10.25	Registration Rights Agreement, dated March 27, 2003, by and between Eurotech, Ltd. and Markland Technologies, Inc.	10-KSB	October 14, 2003	10.12
10.26	Amended and Restated Exchange Agreement, dated July 24, 2003, by and between Markland Technologies, Inc. and Syqwest, Inc.	8-K	July 30, 2003	10.1
10.27	Preferred Securities Purchase Agreement by and between Markland Technologies, Inc. and James LLC, dated February 2, 2003, relating to the issuance of 170 shares of Series C 5% Convertible Preferred Stock.	10-KSB	October 14, 2003	10.14
10.28	Preferred Securities Purchase Agreement by and between Markland Technologies, Inc., and James LLC, dated April 1, 2003, relating to the issuance of Series D Convertible Preferred Stock.	10-KSB	October 14, 2003	10.15
10.29	Private Equity Credit Agreement by and between Markland Technologies, Inc. and Brittany Capital Management Limited, dated September 10, 2003.	10-KSB	October 14, 2003	10.16
10.30	Employment and consulting agreements, dated December 5, 2002, for Delmar Kintner, Kenneth Ducey, Robert Tarini, and Verdi Consulting.	10-KSB	October 14, 2003	10.18
10.31	Nonexclusive License Agreement by and Science & Technology Research , Inc. and the Secretary of the Navy, dated 11/4/03.	SB-2	May 11, 2004	10.31
10.32	International Distribution Agreement between Markland Technologies, Inc. and Tradeways.	SB-2	May 11, 2004	10.32
10.33	Science & Technology Research contract Naval Surface Warfare Center, dated January 31, 2003.	SB-2	May 11, 2004	10.33
10.34	Subcontract Agreement by and between ERGO Systems, Inc. and Computer Sciences Corporation ,dated December 8, 2003.	SB-2	May 11, 2004	10.34
10.35	Lease for Property in Fredericksburg, Virginia.	SB-2/1A	June 16, 2004	10.35
10.36	Co-Operative Research and Development Agreement between Markland Technologies, Inc. and the U.S. Air Force.	SB-2/1A	June 16, 2004	10.35
10.37	Employment Agreement by and between Markland Technologies, Inc. and Robert Tarini, dated May 12, 2004 .	10-QSB	May 24, 2004	10.32

10.38	Employment Agreement by and between Markland Technologies, Inc. and Kenneth Ducey, Jr., dated May 12, 2004.	10-QSB	May 24, 2004	10.33
10.39	Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated May 12, 2004.	10-QSB	May 24, 2004	10.34
10.40	Consulting Agreement by and between Markland Technologies, Inc. and Chad A. Verdi, dated May 12, 2004.	10-QSB	May 24, 2004	10.35
10.41	Amendment to Employment Agreement between Markland Technologies Inc. and Robert Tarini dated June 16, 2004.	SB-2/1A	June 16, 2004	10.41
10.42	Amendment to the Employment Agreement between Markland Technologies Inc. and Kenneth P. Ducey, dated June 16, 2004.	SB-2/1A	June 16, 2004	10.42
10.43	Amendment to the Consulting Agreement between Markland Technologies Inc. and Verdi Consulting, dated June 16, 2004.	SB-2/1A	June 16, 2004	10.43
10.44	Amendment to the Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated June 16, 2004.	SB-2/1A	June 16, 2004	10.44
10.45	Purchase Agreement between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004.	8-K	September 23, 2004	99.1
10.46	Security Agreement between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004.	8-K	September 23, 2004	99.2
10.47	Form of Secured Convertible Promissory Note issued by Markland Technologies, Inc., on September 21, 2004.	8-K	September 23, 2004	99.4
10.48	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Measurement Inc., a subsidiary of EOIR and United States Army Night Vision and Electronic Sensors Directorate.	10-KSB	October 13, 2004	10.48
10.49	Securities Purchase Agreement between Markland Technologies, Inc., Harborview Master Fund L.P. and Southridge Partners LP dated November 9, 2004.	SB-2	November 10, 2004	10.50
10.50	Form of Convertible Note issued to Harborview Master Fund L.P. and Southridge Partners LP.	SB-2	November 10, 2004	10.51

10.51	Form of Warrant issued to Harborview Master Fund L.P. and Southridge Partners LP.	SB-2	November 10, 2004	10.52
10.52	Subordination Agreement between DKR Soundshore Oasis Holding Fund, LLC DKR Soundshore Strategic Holding Fund, LLC, Harborview Master Fund L.P., Southridge Partners LP, and Markland Technologies, Inc., dated November 9, 2004.	SB-2	November 10, 2004	10.53
10.53	Conditional Waiver and Consent between DKR Soundshore Oasis Holding Fund, LLC DKR Soundshore Strategic Holding Fund, LLC, Harborview Master Fund L.P., Southridge Partners LP, and Markland Technologies, Inc., dated November 9, 2004.	SB-2	November 10, 2004	10.54
10.54	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004	8-K	June 30, 2004	2.1
10.55	Forms of Promissory Note.	8-K	June 30, 2004	2.2
10.56	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004.	8-K	June 30, 2004	2.3
10.57	2004 Stock Option Plan, adopted June 30, 2004.	8-K	June 30, 2004	2.4
10.58	Preferred Securities Purchase Agreement.	8-K	June 30, 2004	2.5
10.59	Pledge and Security Agreement.	8-K	June 30, 2004	2.6
10.60	Forms of Stock Option.	8-K	June 30, 2004	2.7
10.61	Agreement and General Release, dated November 1, 2004, between Markland Technologies, Inc. and Gregory A. Williams.	10-QSB	November 15, 2004	10.61
10.62	Engagement Letter with Trilogy Capital Partners, Inc.	8-K	December 9, 2004	99.1
10.63	Form of Warrant issued to Trilogy Capital Partners, Inc., and the unaffiliated consultant	8-K	December 9, 2004	99.2
10.64	Waiver by and between the Company, DKR Soundshore Oasis Holding Fund Ltd., DKR Soundshore Strategic Holding Fund Ltd., Harborview Master Fund L.P. and Southridge Partners LP.	8-K	December 13, 2004	99.1

10.65	Letter Agreement by and between the Company, DKR Soundshore Oasis Holding Fund Ltd., and DKR Soundshore Strategic Holding Fund Ltd.	8-K	December 13, 2004	99.2
10.66	Employment Agreement with Robert Tarini	8-K	January 7, 2005	99.4
10.67	Employment Agreement with Ken Ducey	8-K	January 7, 2005	99.5
10.68	Employment Agreement with Joseph Mackin	8-K	January 7, 2005	99.6
10.69	Employment Agreement with Gino Pereira	8-K	January 7, 2005	99.7
10.70	Strategic Operations Contractor Agreement with Asset Growth Company	8-K	January 7, 2005	99.8
10.71	Consultant Agreement with Verdi Consulting	8-K	January 7, 2005	99.9
10.72	Finder Agreement between Technest Holdings, Inc. and Greenfield Capital, dated February 14, 2005	8-K	February 15, 2005	10.1
10.73	Escrow Agreement between Markland Technologies, Inc., Technest Holdings, Inc., Genex Technologies, Inc., Jason Geng and Wilmington Trust Company dated February __, 2005	8-K	February 15, 2005	10.2
10.74	Lock-Up Agreement of Jason Geng, dated February 14, 2005	8-K	February 15, 2005	10.3
10.75	Employment Agreement between Genex Technologies, Inc., and Jason Geng dated February 14, 2005	8-K	February 15, 2005	10.4
10.76	Lock-up Agreement between Technest Holdings, Inc., Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005	8-K	February 15, 2005	10.5
10.77	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.78	Agreement between Genex Technologies, Inc. and Ocean Tomo	8-K	February 15, 2005	10.7
10.79	February 14, 2005 Markland Technologies, Inc., press release	8-K	February 15, 2005	10.8
10.80	Finder Agreement by and between Technest Holdings, Inc. and Greenfield Capital, dated February 14, 2005.	POS AM	February 28, 2005	10.64
10.81	Articles of Merger merging MTECH Acquisition, Inc. with and into Genex Technologies, Inc., filed with the Secretary of the State of Maryland on February 14, 2005.	10-QSB/A	February 18, 2005	99.2

10.82	Certificate of Merger merging MTECH Acquisitions with and into Genex Technologies, Inc., filed with the Secretary of the State of Delaware on February 14, 2005.		10-QSB/A	February 18, 2005	99.1
10.83	Employment Agreement Amendment between Markland Technologies, Inc., and Robert Tarini dated May 17, 2005	X
10.84	Employment Agreement Amendment between Markland Technologies, Inc., and Joseph Mackin dated May 17, 2005	X
10.85	Consultant Agreement Amendment between Markland Technologies, Inc., and Verdi Consulting, Inc. dated May 17, 2005	X
10.86	Restricted Stock Grant Agreement between Markland Technologies, Inc., and Joseph Mackin dated May 18, 2005.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X
32.1	Certification by CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

(

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markland Technologies, Inc.

Date: May 23, 2005

By:

/s/ Robert Tarini

Robert Tarini

Chairman, Director, and

Chief Executive Officer

EXHIBIT TABLE

Exhibit No.	Description	Filed with this Form 10-QSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Securities Purchase Agreement by and among Technest Holdings, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creed Fund, LP, dated February 14, 2005.		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc., and Technest Holdings, Inc., dated February 14, 2005.		8-K	February 15, 2005	2.2
2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc., and Jason Geng, dated February 14, 2005.		8-K	February 15, 2005	2.3
2.4	2005 Markland Technologies, Inc., Stock Award Plan.		8-K	April 22, 2005	2.1
2.5	Form of Markland Technologies, Inc. Stock Award Agreement		8-K	April 22, 2005	2.2
3.1	Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on December 28, 1998		8-K	March 20, 2000	1.3
3.2	Articles of Merger filed with the Florida Secretary of State on March 15, 2000		8-K	March 20, 2000	1.2
3.3	Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001		8-K	April 10, 2001	3.1
3.4	Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on June 21, 2001		8-K	April 10, 2001	3.3
3.5	Articles of Amendment to the Articles of Incorporation of Markland Technologies, Inc. filed with the Florida Secretary of State on December 21, 2001		SB-2	May 11, 2004	3.5
3.6	Articles of Amendment to the Articles of Incorporation of Markland Technologies, Inc. filed with the Florida Secretary of State on September 16, 2003		10-KSB	October 14, 2003	3.6
3.7	Certificate of Designations of Rights and Preferences of the Series A Non-Voting Convertible Preferred Stock		10-KSB	October 14, 2003	3.7

3.8	Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock	8-K	December 20, 2002	3.5
3.9	Certificate of Designations of Rights and Preferences of the Series D Cumulative Convertible Preferred Stock	10-KSB	October 14, 2003	3.5
3.10	Amended and Restated By-Laws	8-K	March 20, 2000	1.4
4.1	Form of common stock certificate of Markland Technologies, Inc.	10-QSB	February 14, 2003	4.1
4.2	Registration Rights Agreement between Markland Technologies, Inc., Montana View Corporation, Elite Properties, Ltd., Sparrow Ventures, Inc., dated April 2, 2004	SB-2	May 11, 2004	4.2
4.3	Form of Common Stock Purchase Warrant dated April 2, 2004	SB-2	May 11, 2004	4.3
4.4	Form of Common Stock Purchase Warrant dated April 16, 2004	SB-2	May 11, 2004	4.4
4.5	Form of Common Stock Purchase Warrant dated May 3, 2004	SB-2	May 11, 2004	4.5
4.6	Registration Rights Agreement, dated March 19, 2003, by and between ASI Technology Corporation and Markland Technologies, Inc.	10-KSB	October 14, 2003	10.10
4.7	Registration Rights Agreement by and between Markland Technologies, Inc. and Brittany Capital Management limited, dated September 10, 2003.	10-KSB	October 14, 2003	10.17
4.8	Consulting Agreement by and between Markland Technologies, Inc. and George Yang, dated September 30, 2003.	8K	November 12, 2003	10.3
4.9	Consulting Agreement by and between Markland Technologies, Inc. and Commonwealth Acquisitions, Ltd., dated March 24, 2003.	SB-2	May 11, 2004	4.9
4.10	Consulting Agreement by and between ECON Investor Relations, Inc., dated January 18, 2003.	SB-2	May 11, 2004	4.10
4.11	Consulting Agreement by and between Markland Technologies, Inc. and Marketshare Recovery, Inc., dated October 29, 2003	SB-2	May 11, 2004	4.11
4.12	Consulting Agreement by and between Markland Technologies, Inc. and Emerging Concepts, Inc., dated July 7, 2003	10-QSB	February 23, 2004	10.4

4.13	Research Agreement by and between Markland Technologies, Inc. and The Research Works, Inc., dated October 29, 2003	SB-2	May 11, 2004	4.13
4.14	Employment Agreement by and between Markland Technologies, Inc. and Jo-Ann Nichols, dated October 27, 2003.	SB-2	May 11, 2004	4.14
4.15	Registration Rights Agreement by and between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004	8-K	September 23, 2004	99.3
4.16	Form of Common Stock Purchase Warrant issued by Markland Technologies, Inc. on September 21, 2004	8-K	September 23, 2004	99.5
4.17	Lock-up Agreement by and among Markland Technologies, Inc., Robert Tarini, and Kenneth Ducey, Jr.	8-K	September 23, 2004	99.7
4.18	Lock-up Agreement by and between Markland Technologies, Inc. and James, LLC.	8-K	September 23, 2004	99.6
4.19	Waiver Agreement by and among Markland Technologies, Inc. and the parties named therein, dated September 21, 2004	8-K	September 23, 2004	99.8
4.20	Amendment to Warrant No. CS-84	8-K	December 30, 2004	99.1
4.21	Amendment to Warrant No. CS-85	8-K	December 30, 2004	99.2
4.22	Form of New DKR Warrants	8-K	December 30, 2004	99.3
4.23	Amendment to Warrant No. CS-83	8-K	December 30, 2004	99.4
4.24	Amendment to Warrant No. CS-89	8-K	December 30, 2004	99.5
4.25	Amendment to Stefansky Warrant	8-K	January 7, 2005	99.1
4.26	Amendment to Rosenblum Warrant	8-K	January 7, 2005	99.2
4.27	Amendment to Harborview Warrant	8-K	January 7, 2005	99.3
4.28	Preferred Stock Restriction Agreement	8-K	January 11, 2005	99.1
4.29	Form of Warrant	8-K	January 11, 2005	99.3
4.30	Form of Preferred Stock Restriction Agreement Amendment	8-K	January 12, 2005	99.1

4.31	Registration Rights Agreement Agreement between Markland Technologies, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creed Fund, LP, for Markland Common Stock dated February 14, 2005.	8-K	February 15, 2005	4.1
4.32	Registration Rights Agreement between Technest Holdings, Inc., and Markland Technologies, Inc., dated February 14, 2005.	8-K	February 15, 2005	4.2
4.33	Registration Rights Agreement between Technest Holdings, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd. DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creed Fund, LP, for Technest Series C Preferred Stock and Warrants for Technest common stock dated February 14, 2005.	8-K	February 15, 2005	4.3
4.34	Registration Rights Agreement between Technest Holdings, Inc., and Jason Geng for registration of Earnout Shares, dated February 14, 2005.	8-K	February 15, 2005	4.4
4.35	Registration Rights Agreement between Markland Technologies, Inc., and Jason Geng, dated February 14, 2005.	8-K	February 15, 2005	4.5
4.36	Form of Technest Common Stock Purchase Warrant.	8-K	February 15, 2005	4.6
4.37	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.38	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.8
4.39	Promissory Note issued to Jason Geng by Genex Technologies, Inc., dated February 14, 2005.	8-K	February 15, 2005	4.9
4.40	Warrant issued to Michael Rosenblum on December 7, 2004.	SB-2	March 17, 2005	4.40
4.41	Warrant issued to DKR Soundshore Holding Fund, Ltd. on March 10, 2005	SB-2	March 17, 2005	4.42
4.42	Warrant issued to DKR Strategic Holding Fund, Ltd. on March 10, 2005	SB-2	March 17, 2005	4.43

4.43	Warrant issued to Southridge Partners, LP on February 7, 2005	SB-2	March 17, 2005	4.44
4.44	Warrant issued to Harborview Master Fund, LP on February 7, 2005.	SB-2	March 17, 2005	4.45
4.45	Warrant issued to David Stefansky on February 7, 2005.	SB-2	March 17, 2005	4.46
4.46	Warrant issued to Richard Rosenblum on February 7, 2005.	SB-2	March 17, 2005	4.47
10.1	Securities Purchase Agreement, between Markland Technologies, Inc., Montana View Corporation, Elite Properties, Ltd., and Sparrow Ventures, Inc., dated April 2, 2004	SB-2	May 11, 2004	10.1
10.2	Securities Purchase Agreement by and among Markland Technologies, Inc. and the Investors named therein, dated April 16, 2004.	SB-2	May 11, 2004	10.2
10.3	Securities Purchase Agreement by and between Markland Technologies, Inc. and the Investors named therein, dated May 3, 2004.	SB-2	May 11, 2004	10.3
10.4	Agreement and Plan of Merger by and among Markland Technologies, Inc. and STR Acquisition Corp., Security Technology, Inc., Science and Technology Research, Inc., and George Yang, dated September 30, 2003.	8K	November 12, 2003	10.1
10.5	Promissory Note made by Markland Technologies, Inc., in favor of George Yang, dated September 30, 2003.	8K	November 12, 2003	10.4
10.6	Security Agreement by and between Markland Technologies, Inc. and George Yang, dated September 30, 2003.	SB-2	May 11, 2004	10.6
10.7	Guaranty by Markland Technologies, Inc. in favor of George Yang, dated September 30, 2003.	SB-2	May 11, 2004	10.7
10.8	Amendment and Payment Extension Agreement by and between Markland Technologies, Inc. and George Yang, dated March 17, 2004.	SB-2	May 11, 2004	10.8
10.9	Loan Agreement by and between Security Technology, Inc. and Bay View Capital LLC, dated September 30, 2003.	8K	November 12, 2003	10.2
10.10	Promissory Note by and among Markland Technologies, Inc., Security Technology, Inc., and Bay View Capital LLC, dated September 30, 2003.	8K	November 12, 2003	10.5

10.11	Security Agreement by and between Security Technology, Inc. and Bay View Capital LLC, dated September 30, 2003.	SB-2	May 11, 2004	10.11
10.12	Security Agreement by and between Markland Technologies, Inc. and Bay View Capital LLC.	SB-2	May 11, 2004	10.12
10.13	Sublicense Agreement by and between Markland Technologies, Inc. and ASI Technology Corporation, dated March 19, 2004.	SB-2	May 11, 2004	10.13
10.14	ASI Technology Corporation SBIR Phase II Proposal, dated October 8, 2001.	SB-2/1A	June 16, 2004	10.14
10.15	ASI Technology Corporation Contract with Air Force Office of Scientific Research, dated August 1, 2002.	SB-2/1A	June 16, 2004	10.15
10.16	ASI Technology Corporation Contract with Naval Surface Warfare Center, dated January 31, 2003.	SB-2/1A	June 16, 2004	10.16
10.17	Stock Purchase Agreement by and among Ocean Data Equipment Corporation, Ergo Systems, Markland Technologies, and Security Technology, Inc., dated December 9, 2002.	8-K	January 28, 2003	10.1
10.18	Exchange Agreement, dated December 9, 2002, by and among Markland Technologies, Inc., Market LLC, and James LLC.	8-K	December 20, 2002	10.4
10.19	Exchange Agreement, dated December 9, 2002, by and among Eurotech, Ltd., Crypto.com Inc., Markland Technologies, Inc., Security Technology, Inc. ipPartners, Inc., Market LLC, and James LLC.	8-K	December 20, 2002	10.5
10.20	First Amendment to Exchange Agreement, dated December 9, 2002, by and among Eurotech, Ltd., Crypto.com Inc., Markland Technologies, Inc., Security Technology, Inc. ipPartners, Inc., Market LLC, and James LLC.	10-QSB	February 14, 2003	10.6
10.21	Restated and Amended Convertible Revolving Credit Note Agreement, dated December 10, 2002, by and between Markland Technologies, Inc. and Market LLC.	10-QSB	February 14, 2003	10.2
10.22	Letter from Sherb & Co., LLP to the Commission, dated March 12, 2003, concerning change in certifying accountant.	8-K	March 17, 2003	16.1

10.23	Technology Purchase Agreement between Markland Technologies, Inc. and ASI Technology Corporation, dated March 19, 2003.	8-K	April 4, 2003	10.1
10.24	Exchange Agreement, dated March 27, 2003, by and between Eurotech, Ltd. and Markland Technologies, Inc.	8-K	April 4, 2003	10.2
10.25	Registration Rights Agreement, dated March 27, 2003, by and between Eurotech, Ltd. and Markland Technologies, Inc.	10-KSB	October 14, 2003	10.12
10.26	Amended and Restated Exchange Agreement, dated July 24, 2003, by and between Markland Technologies, Inc. and Syqwest, Inc.	8-K	July 30, 2003	10.1
10.27	Preferred Securities Purchase Agreement by and between Markland Technologies, Inc. and James LLC, dated February 2, 2003, relating to the issuance of 170 shares of Series C 5% Convertible Preferred Stock.	10-KSB	October 14, 2003	10.14
10.28	Preferred Securities Purchase Agreement by and between Markland Technologies, Inc., and James LLC, dated April 1, 2003, relating to the issuance of Series D Convertible Preferred Stock.	10-KSB	October 14, 2003	10.15
10.29	Private Equity Credit Agreement by and between Markland Technologies, Inc. and Brittany Capital Management Limited, dated September 10, 2003.	10-KSB	October 14, 2003	10.16
10.30	Employment and consulting agreements, dated December 5, 2002, for Delmar Kintner, Kenneth Ducey, Robert Tarini, and Verdi Consulting.	10-KSB	October 14, 2003	10.18
10.31	Nonexclusive License Agreement by and Science & Technology Research , Inc. and the Secretary of the Navy, dated 11/4/03.	SB-2	May 11, 2004	10.31
10.32	International Distribution Agreement between Markland Technologies, Inc. and Tradeways.	SB-2	May 11, 2004	10.32
10.33	Science & Technology Research contract Naval Surface Warfare Center, dated January 31, 2003.	SB-2	May 11, 2004	10.33
10.34	Subcontract Agreement by and between ERGO Systems, Inc. and Computer Sciences Corporation ,dated December 8, 2003.	SB-2	May 11, 2004	10.34
10.35	Lease for Property in Fredericksburg, Virginia.	SB-2/1A	June 16, 2004	10.35

10.36	Co-Operative Research and Development Agreement between Markland Technologies, Inc. and the U.S. Air Force.	SB-2/1A	June 16, 2004	10.35
10.37	Employment Agreement by and between Markland Technologies, Inc. and Robert Tarini, dated May 12, 2004 .	10-QSB	May 24, 2004	10.32
10.38	Employment Agreement by and between Markland Technologies, Inc. and Kenneth Ducey, Jr., dated May 12, 2004.	10-QSB	May 24, 2004	10.33
10.39	Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated May 12, 2004.	10-QSB	May 24, 2004	10.34
10.40	Consulting Agreement by and between Markland Technologies, Inc. and Chad A. Verdi, dated May 12, 2004.	10-QSB	May 24, 2004	10.35
10.41	Amendment to Employment Agreement between Markland Technologies Inc. and Robert Tarini dated June 16, 2004.	SB-2/1A	June 16, 2004	10.41
10.42	Amendment to the Employment Agreement between Markland Technologies Inc. and Kenneth P. Ducey, dated June 16, 2004.	SB-2/1A	June 16, 2004	10.42
10.43	Amendment to the Consulting Agreement between Markland Technologies Inc. and Verdi Consulting, dated June 16, 2004.	SB-2/1A	June 16, 2004	10.43
10.44	Amendment to the Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated June 16, 2004.	SB-2/1A	June 16, 2004	10.44
10.45	Purchase Agreement between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004.	8-K	September 23, 2004	99.1
10.46	Security Agreement between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004.	8-K	September 23, 2004	99.2
10.47	Form of Secured Convertible Promissory Note issued by Markland Technologies, Inc., on September 21, 2004.	8-K	September 23, 2004	99.4
10.48	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Measurement Inc., a subsidiary of EOIR and United States Army Night Vision and Electronic Sensors Directorate.	10-KSB	October 13, 2004	10.48
10.49	Securities Purchase Agreement between Markland Technologies, Inc., Harborview Master Fund L.P. and Southridge Partners LP dated November 9, 2004.	SB-2	November 10, 2004	10.50

10.50	Form of Convertible Note issued to Harborview Master Fund L.P. and Southridge Partners LP.	SB-2	November 10, 2004	10.51
10.51	Form of Warrant issued to Harborview Master Fund L.P. and Southridge Partners LP.	SB-2	November 10, 2004	10.52
10.52	Subordination Agreement between DKR Soundshore Oasis Holding Fund, LLC DKR Soundshore Strategic Holding Fund, LLC, Harborview Master Fund L.P., Southridge Partners LP, and Markland Technologies, Inc., dated November 9, 2004.	SB-2	November 10, 2004	10.53
10.53	Conditional Waiver and Consent between DKR Soundshore Oasis Holding Fund, LLC DKR Soundshore Strategic Holding Fund, LLC, Harborview Master Fund L.P., Southridge Partners LP, and Markland Technologies, Inc., dated November 9, 2004.	SB-2	November 10, 2004	10.54
10.54	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004	8-K	June 30, 2004	2.1
10.55	Forms of Promissory Note.	8-K	June 30, 2004	2.2
10.56	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004.	8-K	June 30, 2004	2.3
10.57	2004 Stock Option Plan, adopted June 30, 2004.	8-K	June 30, 2004	2.4
10.58	Preferred Securities Purchase Agreement.	8-K	June 30, 2004	2.5
10.59	Pledge and Security Agreement.	8-K	June 30, 2004	2.6
10.60	Forms of Stock Option.	8-K	June 30, 2004	2.7
10.61	Agreement and General Release, dated November 1, 2004, between Markland Technologies, Inc. and Gregory A. Williams.	10-QSB	November 15, 2004	10.61
10.62	Engagement Letter with Trilogy Capital Partners, Inc.	8-K	December 9, 2004	99.1
10.63	Form of Warrant issued to Trilogy Capital Partners, Inc., and the unaffiliated consultant	8-K	December 9, 2004	99.2

10.64	Waiver by and between the Company, DKR Soundshore Oasis Holding Fund Ltd., DKR Soundshore Strategic Holding Fund Ltd., Harborview Master Fund L.P. and Southridge Partners LP.	8-K	December 13, 2004	99.1
10.65	Letter Agreement by and between the Company, DKR Soundshore Oasis Holding Fund Ltd., and DKR Soundshore Strategic Holding Fund Ltd.	8-K	December 13, 2004	99.2
10.66	Employment Agreement with Robert Tarini	8-K	January 7, 2005	99.4
10.67	Employment Agreement with Ken Ducey	8-K	January 7, 2005	99.5
10.68	Employment Agreement with Joseph Mackin	8-K	January 7, 2005	99.6
10.69	Employment Agreement with Gino Pereira	8-K	January 7, 2005	99.7
10.70	Strategic Operations Contractor Agreement with Asset Growth Company	8-K	January 7, 2005	99.8
10.71	Consultant Agreement with Verdi Consulting	8-K	January 7, 2005	99.9
10.72	Finder Agreement between Technest Holdings, Inc. and Greenfield Capital, dated February 14, 2005	8-K	February 15, 2005	10.1
10.73	Escrow Agreement between Markland Technologies, Inc., Technest Holdings, Inc., Genex Technologies, Inc., Jason Geng and Wilmington Trust Company dated February __, 2005	8-K	February 15, 2005	10.2
10.74	Lock-Up Agreement of Jason Geng, dated February 14, 2005	8-K	February 15, 2005	10.3
10.75	Employment Agreement between Genex Technologies, Inc., and Jason Geng dated February 14, 2005	8-K	February 15, 2005	10.4
10.76	Lock-up Agreement between Technest Holdings, Inc., Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005	8-K	February 15, 2005	10.5
10.77	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.78	Agreement between Genex Technologies, Inc. and Ocean Tomo	8-K	February 15, 2005	10.7
10.79	February 14, 2005 Markland Technologies, Inc., press release	8-K	February 15, 2005	10.8

10.80	Finder Agreement by and between Technest Holdings, Inc. and Greenfield Capital, dated February 14, 2005.		POS AM	February 28, 2005	10.64
10.81	Articles of Merger merging MTECH Acquisition, Inc. with and into Genex Technologies, Inc., filed with the Secretary of the State of Maryland on February 14, 2005.		10-QSB/A	February 18, 2005	99.2
10.82	Certificate of Merger merging MTECH Acquisitions with and into Genex Technologies, Inc., filed with the Secretary of the State of Delaware on February 14, 2005.		10-QSB/A	February 18, 2005	99.1
10.83	Employment Agreement Amendment between Markland Technologies, Inc., and Robert Tarini dated May 17, 2005	X
10.84	Employment Agreement Amendment between Markland Technologies, Inc., and Joseph Mackin dated May 17, 2005	X
10.85	Consultant Agreement Amendment between Markland Technologies, Inc., and Verdi Consulting, Inc. dated May 17, 2005	X
10.86	Restricted Stock Grant Agreement between Markland Technologies, Inc., and Joseph Mackin dated May 18, 2005.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification by CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X