Form 10KSB
period 2005-06-30
MARKLAND TECHNOLOGIES INC
filed 2005-10-12
CIK 1102833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 000-28863

Markland Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization) 88 Royal Little Drive Providence, RI (Address of principal executive offices) (Mailing address)	84-1334434 (I.R.S. Employer Identification No.) 02904 (Zip Code)

Issuer’s telephone number: (617) 973-5104

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities Registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $66,694,787

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $8,022,385 as of October 11, 2005

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 11, 2005: 327,444,291

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

MARKLAND TECHNOLOGIES, INC.

FORM 10-KSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVE, EXPECTATIONS AND INTENTIONS. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS “MAY,”“EXPECT,”“BELIEVE,”“ANTICIPATE,”“INTEND,”“COULD,”“ESTIMATE,”“CONTINUE,”“PLANS,” OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISK FACING US OR ACTUAL EVENTS DIFFERING FROM THE ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

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

This Annual Report on Form 10-KSB contains trademarks, service marks and registered marks of Markland Technologies, Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Markland Technologies, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

ii

PART I

 ITEM 1.     DESCRIPTION OF BUSINESS

Who We Are

We are the successor to a variety of businesses dating back to 1995. Our business, as it exists today, consists of four business areas:

•	remote sensor systems for military and intelligence applications;

•	chemical detectors;

•	border security; and

•	imaging and surveillance.

We provide to the U.S. Department of Defense, or DOD, and to various other U.S. Intelligence agencies, or INTEL, remote sensing technology products, and services to protect our country's military personnel and infrastructure assets. We also provide to the Department of Homeland Security products, services and emerging technologies to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for the Homeland Security, DOD and INTEL marketplaces via expansion of our existing contracts, development of our emerging technologies and acquisition of synergistic revenue producing assets.

Prior to our acquisition of EOIR on June 29, 2004, our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system, border security logistics products and services, and Small Business Investment Research funded research grants for the development of gas plasma antenna technology.

As a result of the acquisition of EOIR, our primary sources of operating revenues have been the sales of remote sensing technology products and services to the United States DOD and to various other INTEL. Our strategy is to grow through organic means via increased acceptance by our customers of our present products and services offerings and also via synergistic acquisitions of assets that provide products or services to Homeland Security, DOD, or INTEL.

Recent Developments

October 4, 2005 Agreement. On October 4, 2005, we entered into an agreement with our majority owned subsidiary, Technest Holdings, Inc., or Technest, and four institutional investors which are holders of our and Technest’s securities. A copy of this agreement is filed as an attachment to our current report on Form 8-K as Exhibit 10.1. We refer to this agreement as the October 4 Agreement. The purpose of the October 4 Agreement was to amend the certain prior agreements involving our and Technest’s securities in light of the recent reorganization described in our current report on Form 8-K filed on August 18, 2005. The material terms of the October 4 Agreement include following:

•	Amendments to Series D Preferred Stock Restriction Agreement

As part of the October 4 Agreement, we have agreed to amend the terms of the Series D Preferred Stock Restriction Agreement entered into on January 5, 2005 between us and James, LLC, our largest Series D preferred stock shareholder.

Termination of Series D Preferred Stock Restriction Agreement. We have agreed to amend the termination provisions of the Series D Preferred Stock Restriction Agreement. As amended, the agreement, other than provisions relating to a private equity credit agreement with Brittany Capital Management, Ltd. discussed below, will terminate upon the earlier to occur of (i) full payment by us, or full conversion by the holders, of all outstanding convertible promissory notes, as of October 4, 2005, held by DKR Soundshore Oasis Holding Fund, Ltd, DKR Soundshore Strategic Holding Fund, Ltd. and Harborview Capital, and their affiliates, or (ii) January 15, 2006. Prior to this amendment, the agreement terminated on such date as James LLC no longer held any shares of our Series D preferred stock.

As of October 4, 2005, we owed an aggregate of $1,276,125 pursuant to our convertible promissory notes held by DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Harborview Capital, and their affiliates. Of the outstanding convertible notes held by the DKR entities, the principal amount of $973,750 is currently due on December 21, 2005 and the principal amount of $277,375 is currently due on January 20, 2006. The remaining principal amount of $25,000 under the convertible promissory note held by Harborview is due on November 9, 2005. Additional information concerning these promissory notes can be found in our current reports on Form 8-K filed on September 20, 2005, September 23, 2004 and November 15, 2004, which are incorporated herein by reference.

Upon of the termination of the Series D Preferred Stock Restriction Agreement, James LLC will no longer be subject to that agreement’s limitations on sales of both shares of Series D preferred stock and shares of our common stock issuable upon conversion of the Series D preferred stock

Amendment of Provisions Relating to the Equity Line Registration. We have agreed to amend the provisions of the Series D Preferred Stock Restriction Agreement relating to our commitment to enter into a private equity credit agreement with Brittany Capital Management, Ltd. As amended, we have committed to enter into a private equity credit agreement on usual and customary terms in the amount of $5,000,000 and we have agreed to use our best efforts to file a registration statement providing for the resale of shares of our common stock issued pursuant to such equity line, of at least $1,000,000 in value, as soon as practicable but no later than October 17, 2005. Prior to this amendment, the Series D Preferred Stock Restriction Agreement required us to enter into a private equity credit agreement for an amount of $10,000,000 and we were required to register for resale all of the shares of our common stock to be issued pursuant to such equity line.

In addition, we have agreed to pay liquidated damages in the amount of $50,000 per month, or pro-rata portion thereof, should we fail to file and have declared effective a resale registration statement in connection with the equity line referred to above, by November 30, 2005.

If we complete a private equity credit agreement with Brittany Capital Management, Ltd., any proceeds we receive from the equity line will be subject to restrictions on use. Pursuant to a Securities Purchase Agreement, dated September 21, 2004, by and among us and DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd., 75 percent of all proceeds received pursuant to a private equity line must first be used to satisfy our obligations under those certain convertible promissory notes held DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. A copy of this Securities Purchase Agreement was filed as an attachment to our current report on Form 8-K filed on September 24, 2004.

Payment of Liquidated Damages to Brittany Capital Management, Ltd. Upon signing the October 4 Agreement, we issued to Brittany Capital Management, Ltd. 3,750,000 shares of our common stock in satisfaction of liquidated damaged due in connection with the Series D Preferred Stock Restriction Agreement. The payment of shares was made in lieu of a cash payment for $150,000 due to Brittany Capital Management, Ltd. for failure to cause a registration statement to be declared effective by June 15, 2005, covering the resale of securities to be issued pursuant to a private equity agreement with Brittany Capital Management, Ltd. discussed above. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D. We have granted Brittany Capital Management, Ltd. the right to include these shares in the same resale registration statement, to be filed prior to October 17, 2005, covering the shares of common stock to be issued pursuant to a private equity line with Brittany Capital Management, Ltd. discussed above.

•	Exchange Agreements

Concurrently with the execution of the October 4 Agreement, we entered into definitive exchange agreements with Southridge Partners, LP and Southshore Capital Fund, Ltd. pursuant to which we exchanged an aggregate of 402,293 shares of Technest Series B preferred stock (convertible as of October 4, 2005 into 36,966,677 shares of Markland common stock) for 1,750 shares of our Series D preferred stock (convertible into 67,808,413 shares of Markland common stock as of October 4, 2005).

      The following table illustrates the number of shares of Markland Series D preferred stock received by each of the investors in exchange for their holdings in Technest Series B preferred stock.

Investors	Number of Shares of Technest Series B preferred stock held prior to the Exchange	Number of Shares of Markland Common Stock issuable upon conversion of Technest Series B preferred stock	Number of Shares of Markland Series D preferred stock received pursuant to the Exchange Agreement	Number of Shares of Markland Common Stock issuable upon conversion of Markland Series D preferred stock
Southshore Capital Fund, Ltd.	57,466	5,277,769	250	9,616,919
Southridge Partners, LP	344,827	31,688,908	1,500	58,191,494

After giving effect to the exchanges described above, there are no longer any shares of Technest Series B preferred stock outstanding. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

As incentive to enter into the exchange agreements, we have granted Southshore Capital Fund, Ltd. and Southridge Partners, LP the right to include the shares of common stock underlying the conversion of our Series D preferred stock, issued pursuant to the exchange agreements, in the resale registration statement to be filed in connection with the private equity line with Brittany Capital Management, Ltd., discussed above.

•	Amendment to Registration Rights Agreement

Also in connection with the execution of the exchange agreements, we agreed to issue to Southshore Capital Fund, Ltd. and Southridge Partners, LP shares of our common stock in lieu of any liquidated damages pursuant to a registration rights agreement, dated February 14, 2005, by and among Markland and the holders of the Technest Series B preferred stock. A copy of this registration rights agreement has been filed as an attachment to our current report on Form 8-K, filed on February 15, 2005, as Exhibit 4.1. The shares of our common stock to be issued to Southshore Capital Fund, Ltd. and Southridge Partners, LP shall be equal to four percent (4%) per month, or pro-rata portion thereof, of the stated value of the Technest Series B preferred stock exchanged by each investor, for the period beginning on June 29, 2005 and continuing through the effective date of a resale registration statement covering the shares of common stock to be issued upon conversion of our Series D preferred stock issued in the exchange. Liquidated damages shall be payable at the beginning of each calendar month in the form of our restricted common stock valued at the lesser of $0.04 per share or the average closing bid price for our common stock for the five (5) trading days immediately preceding the due date. Southshore Capital Fund, Ltd. and Southridge Partners, LP shall have the right include such shares, issued in satisfaction of liquidated damages, in the resale registration statement to be filed pursuant to the private equity line with Brittany Capital Management, Ltd. The stated value of each share of Technest Series B preferred stock is $2.175. For illustrative purposes, assuming such registration statement is declared effective on November 30, 2005, the aggregate amount of liquidated damages that will be payable to Southshore Capital Fund, Ltd. and Southridge Partners, LP in connection with these exchange agreements would be approximately $175,000.

•	Markland Warrant

Concurrently with the execution of the October 4 Agreement, we agreed to issue a warrant to purchase 750,000 shares of our common stock to Greenfield Capital Partners LLC. The warrants expire on February 10, 2010 and have an exercise price of $0.34 per share and are substantially in the form attached to this current report on Form 8-K as Exhibit 10.5. These warrants are exercisable immediately. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

Agreement to Terminate Leases. On October 4, 2005, we entered into an agreement with Southridge Holdings LLC for the early termination of our leases for office space located at 90 Grove Street, Executive Pavilion, Ridgefield, Connecticut. One of the leases terminated was for space occupied by our majority owned subsidiary, Technest Holdings, Inc. As consideration for the termination of the lease obligations, we agreed to pay $75,000 in cash and issue to Southridge Holdings LLC 3,125,000 shares of our restricted common stock. These shares were issued in reliance on the exemption from registration provided by Rule 506 and Regulation D of the Securities Act of 1933, as amended. We have agreed to register the shares to be issued to Southridge Holdings LLC in a resale registration statement to be filed with the SEC on or before October 17, 2005. In addition, if we fail to cause such registration statement to be declared effective by November 30, 2005, we shall pay Southridge Holdings LLC $2,500 per month, or pro-rata portion thereof, as liquidated damages. Liquidated damages shall be payable in shares of our common stock valued at the lesser of $0.04 or the average of the closing bid prices for our common stock for the five days immediately preceding the due date of the liquidated damages.

Extension of Maturity Date of September 21, 2004 Notes. On September 20, 2005, we entered into an agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd., referred to herein as the DKR entities, the holders of our currently outstanding September 21, 2004 Secured 8% Convertible Notes (the “Notes”), to extend the maturity date of the Notes for ninety (90) days. The Notes were due on September 21, 2005. The Notes are now due on December 20, 2005. As of September 20, 2005, the principal amount currently outstanding on the Notes was $2,523,750, which includes $58,750 in satisfaction of liquidated damages for not having an effective registration statement per the September 21, 2004 registration rights agreement.

As consideration for the extension of the maturity date of the Notes, we agreed to issue to the DKR entities secured convertible promissory notes identical in all respects to the Notes, but for the fact that the maturity date of such notes is January 20, 2006. The form of the Notes was filed as Exhibit 99.4 to our Current Report on Form 8-K on September 23, 2004 (File No. 000-28863) (the “8-K”). The original principal amount for the note to DKR Soundshore Oasis Holding Fund, Ltd. is $224,700 and the original principal amount for the note to DKR Soundshore Strategic Holding Fund, Ltd. is $52,675 (collectively, the “New Notes”). The New Notes have all the rights and preferences of the Notes as set forth in the Securities Purchase Agreement, dated September 21, 2004, between us and the DKR entities, which was filed as Exhibit 99.1 to the 8-K. We also agreed to prepare and file with the Securities and Exchange Commission a registration statement on Form SB-2 covering the resale of the shares of our common stock, $.0001 par value per share, issuable upon conversion of the New Notes (the “Underlying Stock”). The Underlying Stock is deemed Registrable Securities as defined in the Registration Rights Agreement, dated September 21, 2004, between us and the DKR entities, which was filed as Exhibit 99.3 to the 8-K, and afforded all the rights and obligations of Registrable Securities, provided, however, that the Filing Date (as defined in the aforementioned Registration Rights Agreement) of a registration statement covering the resale of the Underlying Stock shall be no later than October 17, 2005.

We also entered into a stock pledge agreement with the DKR entities pursuant to which we pledged 3,000,000 shares of Technest Holdings, Inc. common stock currently owned by us to secure our obligations under the New Notes.

 August 19, 2005 Private Placement. On August 19, 2005, we entered into a definitive exchange agreement with the Deer Creek Fund LLC, (“Deer Creek”) pursuant to which we exchanged 114,943 shares of Technest Series B Preferred Stock (convertible into shares of Markland common stock for 500 shares of Markland Series D Preferred Stock (convertible into 5,008,013 shares of Markland Common Stock as of August 19, 2005).

Concurrent with the exchange agreement, we entered into a registration rights agreement with Deer Creek in which we agree to submit a registration statement to the SEC covering the shares of Common Stock underlying the Series D on or before October 17, 2005. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

Reorganization. On August 17, 2005, pursuant to a stock purchase agreement with Technest Holdings, Inc. (“Technest”), our majority owned subsidiary, we sold all of the outstanding stock of EOIR to Technest. As consideration for our stock of EOIR, Technest issued 12 million shares of its common stock to us, and, as a result, our ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of Technest’s convertible securities and the exercise of all warrants to purchase Technest common stock). This reorganization did not result in a change of control for EOIR. We did not need stockholder consent in order to complete this reorganization. EOIR generated approximately 97% of our revenue for fiscal 2005.

Stock Dividend of Technest Common Stock. In connection with the reorganization described above, our board of directors declared a dividend to the holders of record of our common stock as of May 1, 2006, of $10 million worth of shares of Technest common stock we currently own, up to a maximum of 2.5 million shares of Technest common stock. The dividend date is July 5, 2006. The actual number of shares of Technest common stock to be distributed will be calculated based on a per share price equal to the average closing price of the Technest common stock as reported by the National Association of Securities Dealers Automatic Quotations service for the ten trading days ending June 30, 2006; however, in no event shall the number of shares of the Technest common stock distributed exceed 2.5 million shares. To illustrate:

Average closing price of the Technest common stock as reported by the National Association of Securities Dealers Automatic Quotations service for the ten trading days ending June 30, 2006	Number of shares of Technest common stock that will be distributed to the holders of our common stock
$2.00 per share	2,500,000 shares
$4.00 per share	2,500,000 shares
$10.00 per share	1,000,000 shares
$20.00 per share	500,000 shares

Please note that the table provided above is not a prediction of the future price of Technest common stock. We will not deliver fractional shares of Technest common stock in connection with this dividend. Following this dividend, we will continue to own a majority of Technest on both primary and fully diluted (assuming the conversion of all of Technest's convertible securities and the exercise of all warrants to purchase Technest common stock) bases. Technest will file a registration statement registering these shares prior to the distribution date. This is not an offer to sell these shares, and these shares may not be offered or sold in any state or jurisdiction in which such offer or sale would be unlawful prior to the registration or qualification of such shares under the laws of such state or jurisdiction.

Appointment of Gino Pereira as Director. On August 15, 2005, Gino M. Pereira, our Chief Financial Officer, was elected to our board of directors to fill the vacancy left by the resignation of Kenneth P. Ducey.

June 20, 2005 Private Placement. On June 20, 2005, we entered into definitive agreements with the DKR entities, Verdi Consulting, Inc. and ipPartners, Inc. pursuant to which we exchanged 632,182 shares of Technest Series B preferred stock (convertible into shares of our common stock) for 2,750 shares of our Series D preferred stock. As of October 11, 2005, all of the 2,750 shares of our Series D preferred stock have been converted into an aggregate of 33,337,546 shares of our common stock.

This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

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

In December 2002, we entered into a transaction with Eurotech, Ltd., ipPartners, Inc., Market LLC, and James LLC. Pursuant to this transaction the following took place:

•	We formed a subsidiary corporation called Security Technology, Inc.

•	Eurotech transferred particular rights to its acoustic core technology relating to illicit material detection to our subsidiary.

•	Crypto.com Inc. (a subsidiary of Eurotech) and ipPartners transferred particular rights to their cryptology technologies to our subsidiary.

•	90% of the shares of our common stock held by Market LLC and James LLC were retired.

•	We issued 80% of our then issued and outstanding common stock to Eurotech and shares of common stock representing 10% of our then issued and outstanding shares of common stock to ipPartners.

•
We issued $5,225,000 in stated value of our Series C 5% cumulative convertible preferred stock to Market LLC and James LLC in satisfaction of $5,225,000 of convertible notes held by Market LLC and James LLC and in exchange for their agreement to surrender 4,498,638 shares of our common stock.

In January 2003, we acquired all the common stock of Ergo Systems, Inc., a company in the business of providing border security logistic support and product development services to the U.S. government. Ergo Systems Inc. has a contract with the Department of Homeland Security to maintain, integrate and implement design enhancements to border security systems. In consideration for this acquisition we agreed to pay $400,000 in cash, payable at milestones which are related to research efforts.

In March 2003, we entered into an agreement to acquire the intellectual property (including patents), equipment, and government contracts for some particular gas plasma antenna technology from ASI Technology Corporation. We closed this transaction in September 2003. We paid a purchase price of $150,000 in cash and 283,333 shares of our common stock valued at $850,000. Please refer to the section entitled “Amortization of Intangible Assets” in the Management’s Discussion and Analysis regarding our gas plasma technology.

In October 2003, we acquired all of the common stock of Science and Technology Research Corporation, Inc. This company is the producer of the U.S. Navy's Shipboard Automatic Chemical Agent Detection and Alarm System. In consideration for this acquisition, we issued 1,539,779 shares of common stock valued at $5,100,000, paid $900,000 in cash and issued a promissory note for $375,000. We also entered into a consulting agreement with the former principal shareholder and employee.

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

Recent Acquisitions and Related Transactions

On February 14, 2005, we acquired a controlling interest in Technest, a public company with no operations. In connection with this transaction, and, at the same time, Technest acquired all of the capital stock of Genex Technologies, Inc. (“Genex”), a private company with expertise in imaging and surveillance whose primary customer is the U.S. Department of Defense. Technest financed the acquisition of Genex through the private placement of securities to sophisticated investors. We structured the acquisition of Genex in this manner to comply with covenants in our financing agreements and facilitate the financing of the acquisition.

Acquisition Of Controlling Interest In Technest Holdings, Inc. And Related Agreements

Technest is a company with a class of equity securities registered under Section 12(g) of the Exchange Act. In 2002 and 2003, Technest disposed of all of its operating businesses. Since then, Technest had no business operations and only minimal assets. Technest's common stock is quoted on the Over-the-Counter Bulletin Board market. We do not intend to take Technest private.

Our acquisition of Technest was effected pursuant to the terms of a Securities Purchase Agreement between us and Technest, dated February 14, 2005. In connection with this transaction, we also entered into an agreement with Technest pursuant to which Technest agreed to register for resale of the common stock issued to us, and Technest entered into agreements with its major shareholders pursuant to which they have agreed not to sell shares of Technest common stock owned by them prior to the transaction until the earlier of August 15, 2005 or such time as there is an effective registration statement providing for the resale of those shares, which have since expired.

Securities Purchase Agreement Between Markland And Technest. In accordance with the terms of the Securities Purchase Agreement between us and Technest, on February 14, 2005, we acquired 412,650,577 shares of Technest's common stock in exchange for 10,168,764 shares of our common stock and our agreement to issue shares of our common stock upon conversion of Technest's Series B preferred stock. The Technest Series B preferred stock is convertible into our common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which our common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing (a) the quotient obtained by dividing $5,000,000 by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425.

As a result of this transaction, in February 2005, we owned approximately 93% of Technest's common stock on a primary basis and 39% of Technest's stock on a fully diluted basis (assuming the conversion of all of Technest's convertible securities and the exercise of all warrants to purchase Technest's common stock). As of October 11, 2005, after our reorganization, we owned approximately 98% of Technest common stock on a primary basis.

Registration Obligation In Connection With The Acquisition Of Technest. We also entered into a Registration Rights Agreement with Technest, dated February 14, 2005. Technest has agreed to use its best efforts to file a registration statement on Form SB-2 as soon as possible after it receives a request for registration from us (or the holder of a majority of the registrable securities if we transfer some or all of our Technest shares) and to cause the registration statement to be declared effective. Pursuant to this agreement, Technest also agreed to keep the registration statement effective until the earlier of (a) thirty-six (36) months following the date of the agreement or (b) such time as all transfer restrictions on our shares have been eliminated. Technest may suspend the effectiveness of the registration statement for a period of no more than fifteen (15) consecutive trading days, or an aggregate of thirty (30) trading days, each year. In addition, we have piggyback registration rights if, within two (2) years following the date of the agreement, Technest chooses to register any of its securities under the Securities Act on an underwritten basis.

Lock-Up Agreement. Prior to February 14, 2005, Technest was controlled by Garth LLC and Southshore Capital Management Fund Ltd. who, together, owned approximately 73% of the outstanding shares of Technest common stock. These two entities have executed and delivered lock-up agreements.

Under the terms of these agreements, such shareholders have agreed not to sell or dispose of their Technest common stock until the earlier of seven (7) months following February 14, 2005, or the date that the registration statement for the sale of such shares effective. In return, during the lock-up period, Technest agreed to maintain its reporting status with the Securities and Exchange Commission, to file all reports that are required to be filed, and to use its best efforts to ensure that the common stock is quoted for public trading. These stockholders were also granted piggyback registration rights to include their shares on the next registration statement Technest files. These agreements have since expired.

Material Relationships. Our Chairman and Chief Executive Officer, Robert Tarini, is also one of the investors in Technest's February 14, 2005 private placement and is currently the beneficial owner of Technest Series C preferred stock, convertible into 143,678 shares of Technest common stock, and warrants exercisable for 9,995 shares of common stock . As of October 11, 2005, Mr. Tarini, when combined with our ownership in Technest, would beneficially own an aggregate of approximately 98% of the outstanding Technest common stock. Our investment in Technest was negotiated by our senior management, including Mr. Tarini and was approved by a unanimous vote of the Board of Directors of Markland, including Dr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction.

Interlocking Management. Robert Tarini, our Chief Executive Officer and Chairman of the Board, was appointed the Chief Executive Officer and a Director of Technest. Technest's only other director was Mark Allen, who served until March 30, 2005. In addition, Gino M. Pereira, our Chief Financial Officer, was appointed Chief Financial Officer of Technest and Joseph P. Mackin, our President, Chief Operating Officer and a Director of Markland, was appointed President and Director of Technest.

Technest Financing of Genex Acquisition

Technest financed the acquisition of Genex pursuant to a Securities Purchase Agreement, dated February 14, 2005. In connection with this agreement, Technest and Markland entered into agreements providing for the registration of shares of common stock to be issued by Markland or Technest upon conversion of Series B and Series C preferred stock and the exercise of warrants. In connection with the acquisition of Genex, the Board of Directors of Technest and the holders of a majority of the common stock of Technest approved a 1 for 211.18 reverse split of Technest's outstanding common stock, which became effective on the close of business as of the close of business on July 19, 2005.

Issuance of Units. Technest financed the acquisition of Genex with the sale of 1,149,425 shares of Technest Series B preferred stock (which is convertible into our common stock), five-year warrants to purchase up to 1,149,425 shares of Technest common stock for an exercise price of $6.48 per share (after giving effect to Technest’s 1 for 211.18 reverse stock split), and 1,149,425 shares of Technest Series C preferred stock convertible into 1,149,425 shares of Technest's common stock (after giving effect to Technest’s reverse stock split). Technest received gross proceeds of $5,000,000 from this offering. The purchasers in this offering included (i) Southridge Partners LP, DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd., (ii) ipPartners, Inc., a company controlled by Robert Tarini, our CEO, and (iii) other investors. The issuance of these securities was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof. The proceeds of this financing were used to fund the acquisition of Genex Technologies, Inc., pay transactions costs and fund working capital.

If the units do not have a market value of $6.525 on February 14, 2006, Technest will be obligated to issue in exchange for each unit a number of shares of Technest common stock determined by dividing (i) the amount by which $6.525 exceeds the sum of the average closing bid prices of Markland and Technest’s common stock for the period beginning 10 trading days prior to the reset date and ending 10 trading days after the reset date by (ii) the average closing bid price of Technest common stock during that period.

Technest Series B Preferred Stock. The Technest Series B preferred stock is convertible into our common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which our common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issuable upon conversion of each share of Series B preferred stock will be equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion.

Each holder’s shares of Series B preferred stock may only be converted to the extent that after such conversion, the number of shares of our common stock held by such holder and its affiliates will not exceed 4.999% of the outstanding shares of our common stock. The holder may waive this limitation in favor of an unwaivable 9.999% cap, with any such waiver not to be effective until 65 days after the request. Shares of the Series B preferred stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B preferred stock, do not accrue dividends, and are not redeemable.

On June 20, 2005, Markland entered into definitive agreements with DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd., Verdi Consulting, Inc., and ipPartners, Inc. pursuant to which Markland exchanged 632,182 shares of Technest Series B preferred stock (convertible into shares of Markland common stock) for 2,750 shares of Markland Series D Preferred Stock (also convertible into shares of Markland common stock). On August 19, 2005, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 114,943 shares of Technest Series B preferred stock for 500 shares of Markland Series D Preferred Stock. On October 4, 2005, Markland entered into a definitive exchange agreement with Southshore Capital Fund, Ltd and Southridge Partners, LP, pursuant to which Markland exchanged 402,293 shares of Technest Series B preferred stock for 1,750 shares of Markland Series D Preferred Stock.

Technest Series C Preferred Stock. The Technest Series C preferred stock is convertible at the option of the stockholder at any time. The number of shares of Technest common stock into which each share of Series C preferred stock is convertible is determined by dividing $2.175 by the Series C conversion price, currently $2.175.

Each holder’s shares of Series C preferred stock may only be converted to the extent that after such conversion, the number of shares Technest common stock held by such holder and its affiliates will not exceed 4.999% of the outstanding shares of Technest common stock. The holder may waive this limitation in favor of an unwaivable 9.999% cap, with any such waiver not to be effective until 65 days after the request. Shares of the Series C preferred stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C preferred stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, are not redeemable by Technest and are convertible into Technest common stock.

Our Registration Obligations. We entered into a Registration Rights Agreement, dated February 14, 2005, with the investors, pursuant to which we agreed to register 17,000,000 shares of Markland common stock issuable to the holders of the Series B preferred stock of Technest, and common stock issuable as liquidated damages for breach of some covenants contained in the agreement.

Under the terms of the Registration Rights Agreement, we have agreed to file a registration statement on Form SB-2 on or before seventy-five (75) days following the closing date of the transaction; and use our best efforts to cause the registration statement to be declared effective as promptly as possible thereafter but not later than one hundred thirty-five days following the closing date; and keep the registration statement effective until twenty-four (24) months following the date on the effective day of such registration statement. The offering will terminate once the registered shares have been sold or may be sold pursuant to Rule 144(k) of the Securities Act without volume restrictions.

Failure to comply with the terms of this agreement will trigger liquidated damages equal to two percent (2%) of the purchase price paid by each holder in connection with the investors' investments for each month (and pro rata for any portion of a month) that we fail to meet the relevant filing date, the relevant effective date, or for such failure to keep the registration statement effective. We may also pay any such liquidated damages by issuing registered shares of common stock valued at ninety (90%) percent of the average of the trailing five (5) trading days' closing prices before the payment.

If, during the effectiveness period, the number of shares of common stock issuable in lieu of the payment of partial liquidated damages exceeds the number of such shares then-registered in a registration statement, we will be required to file a new registration statement, as soon as reasonably practicable but no later than forty-five (45) days following the date on which we know or reasonably should have known that such registration statement is required.

Technest Registration Obligations. Technest and the investors in the private placement entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter, and to keep the registration statement effective until twenty-four (24) months following the date on which the shelf registration becomes effective, unless the shares of common stock covered by the registration statement have been sold or may be sold pursuant to Rule 144(k) of the Securities Act without volume restrictions. Technest will be required to amend such registration statement or file an additional registration statement as soon as reasonably practicable if the number of shares of common stock issuable in lieu of the payment of partial liquidated damages exceeds the number of such shares then registered in a registration statement.

Failure to comply with the terms of this agreement will trigger liquidated damages equal to two percent (2%) of the purchase price paid by each holder in connection with the investors' investments for each month (and pro rata for any portion of a month) that Technest fails to meet the relevant filing date, the relevant effective date, or for such failure to keep the registration statement effective. Technest may also pay any such liquidated damages by issuing registered shares of common stock valued at ninety (90%) percent of the average of the trailing five (5) trading days' closing prices before the payment.

Brokers. Greenfield Capital Partners LLC is a registered broker-dealer retained by Technest in connection with the Genex transaction. For its services, Greenfield Capital Partners LLC received a fee of approximately $650,000.

Acquisition of Genex Technologies, Inc.

The acquisition of Genex Technologies, Inc. was effected pursuant to an Agreement and Plan of Merger, dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. ("MTECH") (a wholly-owned subsidiary of Technest), Genex and Jason Geng (the then sole stockholder of Genex). In connection with this merger, Markland and Technest entered into agreements providing for the registration of shares to be issued to Jason Geng, a lock-up agreement with Jason Geng and an employment agreement with Jason Geng.

Merger Agreement. Technest paid $3,000,000 in cash and transferred 10,168,764 shares of Markland stock to Jason Geng, the sole stockholder of Genex for all of the capital stock of Genex. As a result of this transaction, Genex Technologies, Inc. became a wholly-owned subsidiary of Technest. Jason Geng's share consideration was to be adjusted to reflect changes in the closing bid price of our common stock in the 10 trading days following February 14, 2005. In addition, the Merger Agreement provides for Mr. Geng to receive a six-month unsecured promissory note in the principal amount of $550,000 that accrues interest at the rate of 6% per year. Also, the Merger Agreement provides that if Genex meets specified revenue goals at the end of each of the first three years following February 14, 2005, Technest will pay to Mr. Geng contingent consideration of additional shares of Technest common stock equal to the fair market value of 30% of the difference in Genex's gross revenue during the year proceeding the payment and its gross revenue in 2004. Finally, the Merger Agreement provides that if the Intraoral Technologies are commercialized, Mr. Geng will be entitled to 50% of all profits generated from the Intraoral Technologies for a period of five years following February 14, 2005. Following the acquisition, it is Technest’s opinion that Mr. Geng omitted material representations from the Merger Agreement, and as a result, Markland and Technest have not issued and do not intend to issue the promissory note, the additional Markland share consideration or the contingent payments of Technest common stock.

Markland, Technest and MTECH, on one hand, and Jason Geng, on the other hand have agreed to indemnify each other for breaches of representations, warranties and failures to perform covenants. Indemnity is available pursuant to the indemnity escrow agreement for any claim by us or Technest above $100,000. Jason Geng's liability is limited to the amount in the indemnity escrow fund, set at closing as $2 million of Markland common stock taken from the consideration paid to Jason Geng at closing. There are 2,905,361 shares of Markland common stock held in the indemnity escrow fund, which as of October 11, 2005, had a market value of approximately $71,132. Jason Geng has agreed to indemnify the Technest entities for all losses associated with disputes relating to the title of Genex shares, taxes, ERISA, environmental and intellectual property claims for amounts up to the full consideration for the merger. Jason Geng also agreed to pay Genex for any amount a governmental entity refuses to pay in relation to a regulatory audit currently being conducted.

Our Registration Obligations. We entered into a Registration Rights Agreement, dated February 14, 2005, with Jason Geng. We have agreed to file a registration statement for the shares of our common stock paid to Jason Geng on or before June 1, 2005, plus one day for each day when a registration statement is not effective and available for the resale of common stock issued to the investors in the Securities Purchase Agreement, dated September 21, 2004. We have agreed to use commercially reasonable efforts to cause the registration statement to be declared effective by August 1, 2005. Pursuant to the agreement, we must also use commercially reasonable efforts to keep the registration statement effective until the date on which Mr. Geng no longer owns any of the registrable securities, unless the shares of common stock have been sold or may be sold pursuant to Rule 144 of the Securities Act without volume restrictions. Following the acquisition of Genex, we and Technest have raised certain claims pursuant to the Merger Agreement. As a result, we do not intend to register 10,168,174 shares of our common stock issued to Mr. Geng.

Technest Registration Obligations. Technest entered into a Registration Rights Agreement with Jason Geng, on February 14, 2005. Pursuant to this agreement, Technest agreed to file with the SEC registration statements covering the resale of all of the Technest common stock Technest may ultimately required to issue to Jason Geng as additional consideration for the sale of his Genex common stock if Genex recognizes gross revenues in excess of a particular dollar amount in each of the three years following Technest's acquisition of Genex. Technest would be required to file one such registration statement within forty-five (45) days following each of the three yearly determinations of whether earnout payments are due. Technest agreed to use commercially reasonable efforts to cause each registration statement to be declared effective within one hundred five (105) days following each such earnout payment determination. Pursuant to the agreement Technest must also use commercially reasonable efforts to keep each registration statement effective until the date on which Jason Geng no longer holds any of the registrable securities, unless the shares of Technest common stock covered by the registration statement have been sold or may be sold pursuant to Rule 144 of the Securities Act without volume restrictions.

Lock-Up Agreements. We entered into a lock-up agreement with Jason Geng and Technest pursuant to which Jason Geng agreed (a) not to sell or dispose of any of Markland common stock issued to Jason Geng under the Merger Agreement through July 31, 2005 without our prior written consent, provided that Jason Geng may sell or transfer such shares to us, Technest or his immediate family members as a bona fide gift, (b) beginning on August 1, 2005, not to sell more than ten percent (10%) in the aggregate, of our common stock in any given thirty (30) day period, and (c) not to sell more than twenty-five percent (25%) of the aggregate Technest common stock that may be issued to him, in any given thirty (30) day period.

Jason Geng Employment Agreement. In connection with this acquisition, Genex entered into an employment agreement with Jason Geng. The agreement contemplated the employment of Jason Geng by Genex for a period of three years as its Executive Vice President and Chief Scientist with a salary of $300,000 per year and eligibility to participate in any bonus or incentive compensation plans established by the Board of Directors of Genex, Markland or Technest. The employment agreement provided that Jason Geng's salary payments and health insurance benefits would continue until the earlier of (a) the date that Jason Geng has obtained other full-time engagement or (b) twelve (12) months from the date of termination of employment with Genex, in the event that Genex terminates his engagement without cause (as defined in the agreement) prior to the termination of the agreement or in the event that Jason Geng terminates his engagement for good reason (as defined in the agreement). The agreement also provided for a continuation, for the lesser of six months or through the end of the term of the agreement, of Jason Geng's salary in the event that he became permanently disabled during the term of the agreement. On March 18, 2005, as a result of claims made by Technest arising from the purchase of Genex, Mr. Geng’s employment with Genex was terminated and Genex has ceased paying his salary under the employment agreement.

Broker Agreement. Genex Technologies, Inc. entered into an agreement with Ocean Tomo, LLC, on October 17, 2003. The agreement was extended for one year in a subsequent letter from Jason Geng to Ocean Tomo. Under this agreement, Genex paid Ocean Tomo as a finder in connection with the acquisition by Technest of Genex.

Our Business

Our business, as it exists today through our subsidiaries, consists of four business areas: remote sensor systems for military and intelligence applications; chemical detectors; border security systems; and imaging and surveillance.

Remote Sensor Systems For Military And Intelligence Applications

EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

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

EOIR intellectual property lies in trade secrets and the experience and capabilities of its technical staff whom support these research programs. We protect EOIR intellectual property and our competitive position via non-disclosure agreements with our business partners, trade secrets, and non-compete agreements with our employees.

Chemical Detectors

In October 2003, our subsidiary, Security Technology, Inc., acquired all of the common stock of Science and Technology Research, Inc., a chemical detector manufacturer, as part of our ongoing business strategy of creating an integrated portfolio of homeland security solutions.

We have a contract with the U.S. Navy to be the sole producer of the U.S. Navy's shipboard Automatic Chemical Agent Detection and Alarm System used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. During fiscal year 2005, our subsidiary, STR, recognized approximately $538,910 of revenue from this contract. As of June 30, 2005, we had delivered all the units requested to date under this existing contract. At the option of the US Navy additional units may be purchased by the US Navy or other government agencies under this contract in the future.

We entered into an international distribution agreement with Tradeways, Ltd, to market and sell Markland's Shipboard ACADA chemical detection systems to foreign militaries to market our product in Argentina, Australia, Austria, Bahrain, Canada, Chile, Croatia, Denmark, Egypt, Estonia, Finland, Greece, Ireland, Israel, Italy, Japan, Jordan, Korea, Kuwait, Malaysia, The Netherlands, New Zealand, Norway, Oman, Pakistan, Portugal, Qatar, Saudi Arabia, Spain, Sweden, Taiwan, Turkey, and the United Arab Emirates. To date, we have not sold any products through this channel.

We are presently working on the design of a next generation "point" chemical detector product, which will also operate using Ion Mobility Spectrography ("IMS") cell technology and provide networked wireless communication capability.

On December 23, 2003, the U.S. Navy signed a ten-year non-exclusive license agreement with us to transfer particular chemical detection technology intellectual property rights to us. We believe the license will allow us to further expand the application for the "point" chemical detection technology and market the technology to non-defense customers such as foreign governments and commercial entities. We expect to continue to manufacture the Automatic Chemical Agent Detection and Alarm System for the U.S. Navy and simultaneously pursue opportunities with the Department of Homeland Security as well as foreign military sales. We are experiencing a decline in demand for our chemical detector unit from the U.S. Navy. We plan to compensate for this reduced demand by marketing this technology to new customers within the Homeland Security marketplace and by combining it with other technologies for sale to existing customers. In the interim, we are combining "stand off" chemical detection technologies from EOIR which are based on hyper spectral infra red technology with the "point" chemical detection technology of STR which is based on Ion Mobility Spectroscopy. This integrated and combined chemical detection capability we believe will accelerate penetration into new markets for the chemical detection products we now offer and help to increase revenues in the next fiscal year for chemical detection products. There can be no assurance that our revenues will increase as a result of these integrated and combined chemical capabilities.

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

In conjunction with the DCL maintenance contract awarded by the Department of Homeland Security we were also awarded a contract by Computer Sciences Corporation to perform border maintenance services in multiple ports of entry in the southern United States. During fiscal year 2005, our subsidiary, Ergo, recognized approximately $247,850 of revenue from these contracts.

During fiscal year 2004, we entered into a teaming agreement with Accenture, who was recently awarded the US VISIT contract. The purpose of this contract is to secure our borders and expedite the entry/exit process while enhancing the integrity of our immigration system and respecting the privacy of visitors to the United States. We have recently been appointed a subcontractor which may enable us to derive revenues from the US VISIT contract.

The US VISIT program is part of a larger Department of Homeland Security initiative to increase security, reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers by creating and implementing a "trusted traveler" concept of traffic flow. The "trusted traveler" concept is designed for frequent border crossers who are willing to undergo a background check and travel under some restrictions in exchange for the use of a commuter lane. This dedicated commuter lane substantially decreases the amount of time it takes to drive through the border. We believe that our experience in integrating solutions will be attractive to the Department of Homeland Security as it confronts the various issues of protecting our borders although there can be no assurances that the trusted traveler concept will result in an increase in sales or revenues.

Imaging and Surveillance

Intelligent Surveillance. Our acquisition of a majority interest in Genex on February 14, 2005, a company which provides remote sensing technology products and services to the DOD, to various other United States Intelligence Agencies and the National Institute of Health, is a significant part of our ongoing business strategy of creating an integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

Genex currently is engaged in programs to develop: disposable sensors for the U.S. Army Night Vision Laboratory; a miniature general purpose sensor processor for the U.S. Army Picatinny Arsenal; SmartMTI Motion Detection for the U.S. Army Armament Research, Development and Engineering Center; a weapons flash detection system for the U.S. Navy Office of Naval Research; and a smart object avoidance system for the U.S. Navy Naval Surface Warfare System.

Chemical and Explosive Detection. Through our majority interest in Genex, we have also targeted sensing technologies that are relevant to both DOD and DHS missions: Chemical/Biological (Chem/Bio) and Improvised Explosive Devices (IED) detection sensors. The Chem/Bio and IED Division concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance. Under a Phase 2 Small Business Innovative Research grant from the U.S. Army, Genex is developing a new sensor that can remotely detect the presence of chemical and biological weapons.

Research and Development. The Research and Development (“R&D”) division of Genex is focused on developing our imaging technology portfolio via advanced research in intelligent surveillance, three-dimensional imaging, and medical imaging. By integrating our marketing pursuits with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (ii) detection of concealment of intent using thermal and three-dimensional imaging to support anti-terrorist efforts; (iii) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (iv) more effective and less risky radiation treatment for cancer by use of three-dimensional imaging for patient positioning.

Management believes that Genex, which has a patent portfolio of over 12 issued and 21 pending U.S. patents for video and imaging technologies is well positioned to capture additional sales in the United States in the areas of research and product development within the Department of Homeland Security and the Department of Defense. There can be no assurance that we will be able to capture additional sales in the U.S.

Currently, there are eight funded Small Business Innovation Research (“SBIR”) programs in Genex’s R&D division. Current contracts in place have the potential to produce approximately $2.7 million in revenue during the 2006 fiscal year. In April 2004, Genex obtained a three-year grant potentially worth approximately $2.0 million from National Institute for Health (NIH) to develop three-dimensional optical tomography technologies for breast cancer detection.

Commercial Division. The Commercial Division of Genex is focused on growing commercial market opportunities for Genex’s technology portfolio. Its core technologies of three-dimensional imaging, three-dimensional display, and intelligent surveillance have broad application, and its commercial division is focused on finding markets which have: a high fit of application with our technology; high revenue potential; economic value added for markets to adopt our technology; and accessible customers and channels. Management plans to generate further commercial growth primarily through strategic partnerships with customers in the markets having the characteristics described above to reduce technical risk while providing strong channels of distribution for market access.

The Commercial Division’s revenues since the date of acquisition to June 2005 were approximately $248,000. Current revenues for the Commercial Division derive primarily from our three-dimensional FaceCam product and associated software. This product is utilized by our customers to create personalized products for customers based on a three-dimensional image captured by our camera. The product is being marketed towards applications in digitized identification, such as employee ID and motor vehicle licenses, and in the medical market place. Efforts are underway to reduce product costs to encourage broader market adoption, to improve channels of distribution for this product, and to establish commercial agreements for mass-market deployment.

In addition, while not a current source of significant revenue, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate significant revenue based on Genex’s ability to generate accurate three-dimensional measurement data. However, there can be no assurance that we will be able to generate significant revenue based on Genex’s ability to generate accurate three-dimensional measurement data.

Competition

The markets for our products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by our competitors, changing technical needs of customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. Some of our present and potential competitors may have financial, marketing, and research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

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

We have particular proprietary technologies, some that have been developed and others that are in development. We will focus on our proprietary technologies, or leverage our management experience, in order to differentiate ourselves from these organizations. There are many other technologies being presented to the Department of Homeland Security that directly compete with our technologies. The Department of Homeland Security may pursue solutions different from ours.

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

Research And Development

During the fiscal years ended June 30, 2004 and June 30, 2005, we spent $49,289 and $2,799,665 on research and development. During the fiscal year ended June 30, 2005, we wrote off $2,075,000 of in-process research and development acquired on our acquisition of Technest and Genex.

Our research and development activities consist of projects funded entirely by us or with the assistance of SBIR grants, and SBIR projects are generally directed towards the discovery of specific information requested by the government research sponsor.

In addition, our subsidiary EOIR is permitted to charge and recover a percentage of its administrative budget on Internal Research and Development programs. These programs are generally short in duration and may yield new processes or techniques that will advance our technical knowledge on our government programs.

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

Dependence On U.S. Government Contracts

We offer substantially all of our entire range of our services and products to agencies of the U.S. Government. In both fiscal years 2005 and 2004, substantially all of our revenue came from U.S. Government prime or subcontracts.

Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the U.S. Government. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

Much of our business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and the form of contract.

Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. We operate under the risk that such terminations may occur and have a material impact on operations.

Government Regulation

Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including the U.S. Federal Acquisition Regulation that provide various profit and cost controls, rules for allocations of costs, both direct and indirect, to contracts and non-reimbursement of unallowable costs such as interest expenses and some costs related to business acquisitions, including for example the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets.

Companies supplying defense-related equipment to the U.S. Government are subject to some additional business risks specific to the U.S. defense industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

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

Some of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties. Currently we do not have any sales from overseas customers.

Sales And Marketing

We currently divide the marketing efforts of our products and services into three areas: (1) directly to federal or local government agencies, (2) to large partners who may represent an opportunity for us as subcontractors, and (3) to commercial entities. These marketing duties are divided among upper management.

Manufacturing

Our primary manufacturing facilities are located in Fredericksburg, Virginia and Providence, Rhode Island. We also utilize our offices in Providence, Rhode Island as manufacturing prototype development facilities.

Employees

As of June 30, 2005, we employed approximately 196 full-time employees. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

We have a five year lease for our executive offices of approximately 1,500 square feet located in Ridgefield, Connecticut. The monthly rent for these offices is $6,000 per month, which includes space leased to our majority owned subsidiary, Technest. As of October 4, 2005, we terminated this lease.

We also maintain an administrative office in Providence, Rhode Island, which is utilized under a monthly sublease with Syqwest Inc., comprising approximately 4,000 square feet.

EOIR, a wholly owned subsidiary of Technest after the reorganization, holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010.

EOIR also has several offices located in Fredericksburg, Virginia. One office with approximately 4,722 square feet, with a one-year lease that expires on December 31, 2005 or sooner at our option, one with 1,200 square feet, with a three-year lease, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $31,000. In addition, we have a one-year lease for executive offices in Boston, Massachusetts. The monthly rental amount for this facility is approximately $6,000.

Genex Technologies, Inc., a wholly-owned subsidiary of Technest, leases offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expires January 31, 2006. The office space lease provides for annual increases of 3% to the base rent and requires Genex to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices. However, we may not be able to relocate to a new facility without severely disrupting the production of our goods.

ITEM 3.     LEGAL PROCEEDINGS

Markland Technologies, Inc.

On June 28, 2004, Charles Wainer filed a civil suit against Markland in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of Markland and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay.

On August 11, 2004, Markland answered the complaint and denied any liability. In September 2005 the trial of this matter was concluded. As a result, Markland anticipates that judgment will be entered against Markland and in favor of Mr. Wainer in an amount of approximately $482,000.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our Chief Executive Officer and Director, Robert Tarini. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland breached its obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. Markland is a guarantor of these notes.

Markland believes that the allegations in this lawsuit are entirely without merit. Markland has filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. Markland has also filed a counterclaim against Mr. Moulton seeking damages resulting from alleged misconduct and misrepresentations on the part of Mr. Moulton related to EOIR’s relationship with certain banks.

On April 4, 2005 a hearing was held in the Spotsylvania County Circuit Court on Markland's demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, the claim by Mr. Moulton that his employment was terminated in violation of public policy was dismissed by the court , and the Court dismissed those aspects of Mr. Moulton's complaint suggesting that he was pursuing his claims on behalf of other, unnamed sellers of EOIR shares. Mr. Moulton was not given leave to amend or refile these claims. Also on April 4, 2005, trial was set to begin on January 17, 2006.

On June 16, 2005, we initiated a lawsuit against Kenneth P Ducey, Jr., a director and former president of Markland in the Superior Court for Danbury, Connecticut. In our complaint, we assert that while he was the president and chief financial officer of Markland, Mr. Ducey wrongfully expended funds belonging to Markland on personal expenses; that Mr. Ducey expended Company funds for expenses for which he had already been recompensed; and that Mr. Ducey wrongfully withheld stock certificates upon which Markland had exercised a contractual repurchase right. On June 30, 2005, we entered into a settlement agreement and general release (the "Settlement Agreement") with Kenneth P. Ducey, Jr., a director and former president of Markland. pursuant to which Markland paid $100,000 to Asset Growth Company, a company controlled by Mr. Ducey, and Mr. Ducey and Asset Growth agreed, in accordance with Markland's repurchase right, to remit 6,555,088 shares of Markland common stock that had been previously issued to them as compensation. Under the Settlement Agreement, Mr. Ducey and Markland agreed to mutual general releases of all claims that the parties may have against each other. The Settlement Agreement also contains other customary provisions. A copy of the Settlement Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed on June 30, 2005.

Markland and Technest were notified on July 21, 2005 by counsel for Deer Creek LLC ("Deer Creek"), an investor in the February 15, 2005 transaction involving Technest, Markland and Genex, that Deer Creek filed an order to show cause requesting a temporary restraining order in the Superior Court for New York County, naming Technest and Markland as defendants. Deer Creek is seeking to enjoin Markland from issuing its common stock upon conversion of certain shares of Markland's Series D Preferred Stock issued pursuant to certain Exchange Agreements dated June 20, 2005. Technest and Markland retained the firm of Pryor, Cashman, Sherman & Flynn LLP, 410 Park Avenue, 10th Floor, New York, New York 10022 to represent their interests in this matter. On July 25, 2005 Technest and Markland removed the matter to the United States District Court for the Southern District of New York. This matter was settled on August 19, 2005. Markland entered into an Exchange Agreement and a Registration Rights Agreement with Deer Creek on August 19, 2005. Such agreements were filed as exhibits to Markland’s Current Report on Form 8-K filed on August 25, 2005.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as a defendant, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Willliamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

Technest Holdings, Inc.

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action’s principal basis appears to be plaintiff’s claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers. The plaintiff alleges:

•
that Mr. Sheppard and Ms. Marx assisted defendants Stein and Financial Intranet Holdings (a company owned by Mr. Stein) in converting stock which plaintiff allegedly owns. Plaintiff seeks damages allegedly sustained because of the alleged conversion.

•	that Mr. Sheppard and Ms. Marx assisted in defrauding plaintiff with respect to the stock plaintiff claims. Plaintiff seeks damages allegedly sustained because of the alleged fraud.

•
in a derivative claim, purportedly on behalf of Technest Holdings, Inc: that Mr. Sheppard and Ms. Marx permitted issuance of shares to defendant Gotshalk without proper consideration and at a price lower than that offered to a company introduced by Plaintiff; that they refused to allow plaintiff to purchase additional shares; that Mr. Sheppard and Ms. Marx permitted Technest Holdings, Inc. to pay defendant Schwartz monies which should not have been paid, and authorized issuance of stock to Schwartz without proper authority; and that Mr. Sheppard and Ms. Marx caused the issuance of stock to themselves without proper authority. Plaintiff seeks damages allegedly sustained for these alleged wrongful acts.

•
in a derivative claim, purportedly on behalf of Technest Holdings, Inc., that actions taken at the December 1998 shareholders meeting were improper. The plaintiff seeks an order directing the rescission of actions by the Court or its designee.

•
that Technest Holdings, Inc. and its former transfer agent wrongfully transferred shares belonging to plaintiff to a third party. The transfer agent has asserted a claim against us seeking indemnification for any liabilities incurred by the transfer agent in this action.

Plaintiff also seeks an accounting from Mr. Sheppard, among other defendants, for damages Technest Holdings, Inc. allegedly suffered.

Technest Holdings, Inc., Mr. Sheppard and Ms. Marx believe that the claims against Technest Holdings, Inc., Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Technest Holdings, Inc., Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses. Technest cannot make any assurances about the litigation’s outcome. If the plaintiff prevails against us, Technest could be adversely affected.

In September 2002, Technest was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and Technest answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin on January 4, 2006.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board by The National Association of Securities Dealers, Inc. under the symbol "MRKL.OB." The following table provides, for the periods indicated, the high and low bid prices for our common stock as reported on the OTC Bulletin Board as set forth on Nasdaq.com. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices reflect a 1-for-60 reverse stock split effective October 27, 2003. Prior to December 2003, our common stock was thinly traded.

Year ended June 30, 2004	High	Low
First quarter	$9.00	$2.40
Second quarter	$5.70	$1.90
Third quarter	$2.70	$0.69
Fourth quarter	$4.40	$0.59

Year ended June 30, 2005
First quarter	$1.13	$0.44
Second quarter	$0.93	$0.61
Third quarter	$0.84	$0.24
Fourth quarter	$0.24	$0.08

There is no public trading market for our preferred stock.

HOLDERS

On October 11, 2005, we had approximately 829 holders of record of our common stock and four holders of record of our Series D Convertible Preferred Stock.

CASH DIVIDENDS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER MARKLAND'S EQUITY COMPENSATION PLANS

The following table sets forth certain information as of June 30, 2005, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	0	N/A
Equity compensation plans not approved by security holders	14,220,893 (1)	$0.23	30,495,157 (1)
Total	14,220,893 (1)	$0.23	30,495,157 (1)
(1)
Markland has two equity compensation plans - 2004 Stock Incentive Plan and the 2005 Stock Award Plan. Each plan authorizes Markland to issue 25,000,000 shares of common stock. The 2004 Plan permits the issuance of options, stock awards, performance share awards and stock appreciation rights. The 2005 Plan only permits stock awards. Under the 2004 Plan, to date, we have outstanding options to purchase 14,220,893 shares, leaving 10,779,107 shares available for future issuance. Under the 2005 Plan, we have granted 5,283,950 stock awards, leaving 19,716,050 shares available for future issuance.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations for the period beginning June 30, 2004 and ending June 30, 2005 should be read together with our financial statements and related notes included elsewhere in this report.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Risk Factors " below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

OVERVIEW

    We are the successor to a variety of businesses dating back to 1995. Our business, as it exists today, consists of four business areas:

•	remote sensor systems for military and intelligence applications;

•	chemical detectors;

•	border security; and

•	imaging and surveillance.

We provide to the U.S. Department of Defense, or DOD, and to various other U.S. Intelligence agencies, or INTEL, remote sensing technology products, and services to protect our country's military personnel and infrastructure assets. We also provide to the Department of Homeland Security products, services and emerging technologies to protect our country's borders, infrastructure assets and personnel. Our mission is to build world-class integrated solutions for the Homeland Security, DOD and INTEL marketplaces via expansion of our existing contracts, development of our emerging technologies and acquisition of synergistic revenue producing assets.

Prior to the acquisition of EOIR, our primary sources of operating revenue were sales of our automatic chemical agent detection and alarm system, border security logistics products and services, and Small Business Investment Research funded research grants for the development of gas plasma antenna technology.

As result of the acquisition of EOIR, our primary sources of operating revenues have been the sales of remote sensing technology products and services to the United States DOD and to various other INTEL. Our strategy is to grow through organic means via increased acceptance by our customers of our present products and services offerings and also via synergistic acquisitions of assets that provide products or services to Homeland Security, DOD, or INTEL.

COMPANY HISTORY

EVENTS DURING FISCAL 2003. In December 2002, we entered into a transaction with Eurotech Ltd., ipPartners, Inc., Market LLC, and James LLC. Pursuant to this transaction, the following took place:

•	We formed a subsidiary corporation called Security Technology, Inc.

•	Eurotech transferred certain rights to its Acoustic Core Technology(TM) to our subsidiary.

•	Crypto.com Inc. (a subsidiary of Eurotech) and ipPartners, Inc. transferred certain rights to their cryptology technologies to our subsidiary.

•	90% of the shares of our common stock held by Market LLC and James LLC were retired.

•
We issued shares of common stock representing 80% of our then issued and outstanding common stock to Eurotech, Ltd. And shares of common stock representing 10% of our then issued and outstanding shares of common stock to ipPartners, Inc.

•
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

In March of 2003, we entered into an agreement to acquire the intellectual property (including patents), equipment and government contracts relating to our gas plasma antenna technology from ASI Technology Corporation, but this transaction did not close until September 30, 2003. In consideration for this acquisition, we issued 283,333 shares of common stock valued at $850,000 and agreed to pay $150,000. During the year ended June 30, 2004, we recognized revenue of $261,479 from SBIR research grants related to this technology. Please refer to the section entitled “Amortization of Intangible Assets” below regarding our gas plasma technology.

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

EVENTS DURING FISCAL 2005. On February 14, 2005, we acquired a controlling interest in Technest, a public company with no operations. In connection with this transaction, and, at the same time, Technest acquired all of the capital stock of Genex, a private company with expertise in imaging and surveillance whose primary customer is the U.S. Department of Defense. Technest financed the acquisition of Genex through the private placement of securities to sophisticated investors. We structured the acquisition of Genex in this manner to comply with covenants in our financing agreements and facilitate the financing of the acquisition.

On June 20, 2005, we entered into definitive agreements with DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd., Verdi Consulting, Inc., and ipPartners, Inc. pursuant to which we exchanged 632,182 shares of Technest Series B Preferred Stock (convertible into shares of Markland common stock) for 2,750 shares of Markland Series D Preferred Stock. As of October 11, 2005, all of the 2,750 shares of our Series D preferred stock have been converted into an aggregate of 33,337,546 shares of our common stock. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

FINANCING ACTIVITIES. We have financed our business activities through borrowings and private placements of our securities to institutional investors. We have engaged in the following financing activities:

•	In October 2003, we borrowed $1,400,000 from Bay View Capital, LLC. This borrowing was repaid in April 2004.

•	At various times between April 2003 and March 2004 we have raised an aggregate of approximately $3,832,000 through private placements of our Series D Preferred Stock to an institutional investor.

•	On April 2, 2004, we sold 3,333,333 shares of common stock and warrants to purchase 3,333,333 shares of our common stock for gross proceeds of $2,000,000 to three investors in a private placement.

•	On April 16, 2004, we sold 2,500,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock for gross proceeds of $2,000,000 to ten investors in a private placement.

•	On May 3, 2004, we sold 7,098,750 shares of our common stock and warrants to purchase 7,098,750 shares of our common stock for gross proceeds of $5,679,000 to 34 investors in a private placement.

•	As of April 2004, all of our Series C Cumulative Convertible Preferred Stock has been converted into common stock and none remains outstanding.

•	On June 30, 2004, we sold 3,500 shares of Series D Preferred Stock to an institutional investor for $2,000,000 in connection with the acquisition of EOIR.

•	On September 21, 2004, we sold secured convertible promissory notes and warrants to purchase shares of common stock to two institutional investors for approximately $4,000,000.

•
On February 14, 2005, Markland entered into definitive agreements with Technest, a public company with no revenue and minimal assets and operations, Genex Technologies, Inc., and the certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex. In accordance with the terms of the Markland Securities Purchase Agreement on February 14, 2005, Technest issued a controlling interest to Markland in exchange for 10,168,764 shares of Markland common stock and Markland agreed to issue additional shares of common stock upon conversion of Technest's Series B Preferred Stock. Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, shares of Technest Series C Convertible Preferred Stock and five-year warrants to purchase Technest common stock. The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc., a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. In addition, Dr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that pays interest at the rate of 6% per annum. Following the acquisition, it is Markland’s opinion that Dr. Geng omitted material representations from the Merger Agreement and, as a result, Markland has not and does not intend to issue the promissory note or the additional share consideration.

RESULTS OF OPERATIONS COMPARISON OF FISCAL 2005 AND FISCAL 2004

REVENUE:

Revenue for the fiscal year ended June 30, 2005 was $66,694,787 compared to $6,013,930 for the same period in 2004.

For the fiscal year ended June 30, 2005, approximately 97% of our revenue was from EOIR, with 84% from our Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. Revenues from grants related to 3D imaging technology from our newly acquired Genex subsidiary and sales of ACADA products and border security products and services each represented approximately 1.5% of our revenue.

For the fiscal year ended June 30, 2004, approximately 80% or our revenue was from our chemical detection business, including sales of the ACADA product, approximately 16% was from sales of our border security products and services, and approximately 4% was from SBIR grants for the development of our gas plasma antenna technology. Please refer to the section entitled “Amortization of Intangible Assets” below regarding our gas plasma technology. There was no revenue from EOIR in the year ended June 30, 2005 as EOIR was not acquired until June 29, 2005.

COST OF REVENUES:

Cost of revenues for the year ended June 30, 2005 was $52,846,275, compared to $4,674,593 for fiscal year 2004. Cost of revenues increased year to year as a result of the acquisition of EOIR which accounted for 99% of the cost of revenues.

Gross profits for the year ended June 30, 2005 was $13,848,512 compared to $1,339,337 for fiscal year 2004. Gross profits increased as a result of additional revenue from the acquisition of EOIR

We had a gross profit margin of approximately 21% for the fiscal year ended June 30, 2005, compared to 22% for the year ended June 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense for the year ended June 30, 2005 increased by $15,025,971 to $20,339,419, compared to selling, general and administrative expense for the year ended June 30, 2004 which was $5,313,448.

Selling, general and administrative expense was primarily composed of payroll, consultants, legal and accounting fees, and vendors. The increase in selling, general and administrative expense was primarily due to increases in staff resulting from the acquisition of EOIR and increases due to related sales growth. Included in these expenses for the year ended June 30, 2005 is an accrual for $482,000 related to a legal dispute.

RESEARCH AND DEVELOPMENT:

During fiscal year 2005, we spent $2,799,665 on research and development. During the fiscal year 2004, $49,289 was spent on research and development activities. During the fiscal year ended June 30, 2005, we wrote off $2,075,000 of in-process research and development acquired in our acquisition of Technest and Genex.

AMORTIZATION OF INTANGIBLE ASSETS

During the years ended June 30, 2005 and 2004, Markland amortized $3,766,317 and $ 915,729 of intangible assets.

The intangible asset entitled "Technology rights - Acoustic Core" which had a carrying value of $1,300,000 is not available for commercial sale as of June 30, 2005. We have determined that any future cash flow from this technology is unlikely and have recorded an impairment loss of $1,300,000 for the year ended June 30, 2005.

The intangible assets acquired from ASI relating to gas plasma technology on September 30, 2003 totaled $1,000,000. These assets were being amortized over a three-year period commencing October 1, 2003. At June 30, 2005, it was determined that future cash flow from this asset was not likely and we recorded an impairment loss of $500,000. Amortization expense related to this contract for the years ended June 30, 2005 and 2004 was $250,000 in each year.

The majority of the remaining amortization relates to the amortization of the EOIR intangible assets. Total amortization of these intangibles was approximately $1,306,000 in the year ended June 30, 2005.

COMPENSATORY ELEMENT OF STOCK ISSUANCES FOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Compensatory element of stock issuances for selling, general and administrative expenses for the years ended June 30, 2005 and June 30, 2004 was $5,605,859 and $5,211,737, respectively.

In fiscal year 2005, this amount consisted of amortization of compensatory stock issuances to executives and consultants over the life of their employment contracts, amortization of options issued in the acquisition of EOIR, charges at fair market value for compensatory stock issuances to employees and stock issued in settlement of legal disputes or breaches of contract.

In fiscal year 2004, this amount consisted of charges for the issuance of 5,867,103 shares of restricted stock at a valuation of 100% of market value of unrestricted stock at the time of issuance.

We use our equity to compensate management and consultants who provide services to us. We expect to continue to do so in the future. For this reason we expect to continue to incur such charges.

LOSS FROM OPERATIONS:

Loss from operations for the year ended June 30, 2005 was $18,662,748. Of this amount, $11,467,176 were non-cash charges relating to the compensatory element of stock issuances, amortization and write-down of intangible assets and the write-off acquired in-process research and development.

Loss from operations for the year ended June 30, 2004 was $10,150,866. This loss resulted primarily from non-cash charges for the compensatory element of stock issuances of $5,211,737 and from selling, general and administrative expenses, which were offset by gross profit.

INTEREST EXPENSE:

Interest expense for the year ended June 30, 2005 increased substantially to $10,129,168 compared to $360,347 for the year ended June 30, 2004. The non-cash element of these interest charges amounted to $9,187,227. Interest expense was from notes payable issued for bridge financing, and other financing costs. These charges represent the accretion of debt discount to the fair market value of the notes and amortization of deferred financing costs over the term of the convertible notes. We issued two convertible notes on September 21, 2004 and November 9, 2004. As this short-term financing had an original term of one year, these charges are accreted over a relatively short period of time resulting in substantial non-cash interest charges. We expect such charges to continue during the life of these notes. In connection with our acquisition of EOIR, EOIR issued, and we guaranteed, $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The face value of these notes is $9,387,750 at June 30, 2005.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY AND PREFERRED STOCK DIVIDENDS:

The minority interest in the net loss of Technest was $191,005 for the year ended June 30, 2005. Deemed preferred stock dividends for the year ended June 30, 2005 were $2,174,858. These deemed dividends resulted from the beneficial conversion features of Technest’s Series A and Series C stock issued to outside investors and as a result are entirely attributable to the minority interest in Technest.

Preferred Stock dividends for the year ended June 30, 2005 were $340,000. This consisted of non cash deemed dividends related to a beneficial conversion feature resulting from the exchange of our Series D Preferred Stock for 632,182 shares of Technest Series B Preferred Stock.

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

We expect to continue to finance our operations with additional debt and equity financing including, possibly, additional sales of our Series D Preferred Stock with beneficial conversion features. Such financing could result in additional charges for deemed preferred stock dividends.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss applicable to common stockholders for the year ended June 30, 2005 was $31,039,908 ($0.40 per share).

Net loss applicable to common stockholders for the year ended June 30, 2004 was $15,095,461 ($1.39 per share).

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005, we used $2,135,917 of cash in operating activities. This negative cash flow was the result of a net loss of $30,699,908 for the year offset by non-cash charges of $23,228,601 and cash generated from working capital of $5,335,390. In addition, we used $2,892,523 of cash in investing activities. These investment activities primarily consisted of the acquisition of Technest/Genex. Cash flows from financing activities for the year ended June 30, 2004 provided $10,751,796 primarily through the issuance of convertible debt, preferred stock and the exercise of warrants to purchase common stock.

During fiscal 2004, we used $3,906,900 of cash in operating activities. This negative cash flow was the result of a loss of $10,511,213 offset by non-cash charges of $6,377,936 and working capital requirements of $226,377. In addition, we used $8,538,386 of cash in investing activities. These investment activities consisted of cash used primarily for the acquisition of EOIR. Cash provided by financing activities for the year ended June 30, 2004 approximated $13,540,909 primarily through the issuance of common and preferred stock.

We financed our operations and acquisition activities primarily through sales of common stock and preferred stock, exercise of warrants, as well as through margins from sales of our products and services. During fiscal 2005, we raised $5,516,250 from the exercise of warrants for common stock, and $3,512,423 from sales of Preferred Stock. We also raised $4,541,342 from issuing secured convertible notes.

During fiscal 2004, we raised $8,226,845 from sales of our common stock, and $5,401,970 from sales of our Series D Preferred Stock.

On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8,000,000 in cash and $11,000,000 in principal amount of five year notes secured by the assets and stock of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $9,387,750 at June 30, 2005. On September 21, 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $4,000,000 and in the aggregate principal amount of $5,200,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $3,016,343 at June 30, 2005 and the discount to the principal amount will be accreted to interest expense over the remaining term of the loan. On November 9 2004, we sold secured convertible promissory notes and warrants for the aggregate consideration of $1,350,000 and in the aggregate principal amount of $1,755,000. These notes accrue interest at the rate of eight percent (8%) per annum and are due and payable within one year. The carrying value of this note is $474,042 at June 30, 2005 and the discount to the principal amount will be accreted to interest expense over the remaining term of the loan. Between January 1, 2005 and February 10, 2005, additional warrants were exercised to purchase 7,225,000 shares of the Company's common stock at $0.60 per share for proceeds of $4,335,000. On February 14, 2005, in connection with the Technest and Genex acquisitions, we raised $5,000,000 (gross) for shares of Technest Series B Preferred Stock, Technest Series C Convertible Preferred Stock and five-year warrants to purchase Technest common stock. After acquisition costs and fees, this financing provided us with an additional $448,247 in working capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of June 30, 2005 include the accounts of Markland, its wholly-owned subsidiaries, Security Technology, Inc., Ergo Systems, Inc., Science and Technology Research Corporation, Inc. and E-OIR Technologies, Inc. and its majority owned subsidiary, Technest Holdings, Inc. and its wholly-owned subsidiary, Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

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

As of June 30, 2005, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

IMPAIRMENT OF GOODWILL AND AMORTIZABLE INTANGIBLES

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill and amortizable intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We estimate fair value using either a discounted cash flows model, or an approach using market comparables, to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flows forecasts developed as part of our planning process, together with an applicable discount rate, to determine fair value. Under the market approach, fair value is determined by comparing us to similar businesses (or guideline companies). Selection of guideline companies and market ratios require management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill.

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

The intangible assets acquired from ASI on September 30, 2003 totaled $1,000,000. These assets were being amortized over a three-year period commencing October 1, 2003. At June 30, 2005, it was determined that future cash flows from this asset were not likely and Markland recorded an impairment loss of $500,000. Amortization expense related to this contract for the years ended June 30, 2005 and 2004 were $250,000 in each year.

The excess of the purchase price of STR over the fair value of assets acquired was $6,006,808. Of this amount, $4,038,864 was allocated to goodwill and $1,967,944 to amortizable intangible assets. $416,000 was allocated to existing contracts with a twenty-six month estimated economic life and the remaining $1,551,944 was allocated to customer relationships with an estimated economic useful life of ten years. Markland has recorded amortization expense of $155,194 and $532,396 for years ended June 30, 2005 and 2004, respectively. Due to the early completion of its major contract with the US Navy, Markland accelerated the write down of the $416,000 which was allocated to existing contracts.

The intangible assets entitled "Acoustic Core" which had a carrying value of $1,300,000 are not available for commercial sale as of June 30, 2005. Markland has determined that future cash flows from this technology are unlikely and has recorded an impairment loss of $1,300,000 for the year ended June 30, 2005.

  Definite-lived intangible assets acquired from Genex represent costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3-D imaging, intelligent surveillance and 3-D facial recognition technologies.

Markland also acquired Commercialized Technology relating to 3D facial recognition cameras and Contracts and Customer Relationships from the application of 3D imaging technologies to breast cancer research for the National Institute of Health and disposable sensors and 3D face mapping for the Department of Defense. The amounts assigned to definite-lived intangible assets were determined based on an independent purchase price allocation analysis. These assets have an estimated useful life of five years.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended June 30, 2005 and 2004.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the warehouse of the United States Navy, Markland recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2004, we had completed delivery pursuant to all outstanding orders under this contract. Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Markland participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide services to the Federal government. Markland has managerial and oversight responsibility for team members as well as the responsibility for the ultimate acceptability of performance under the contract. Markland includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. We expect to adopt SFAS No. 123(R) on July 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. Additionally, Our results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to our financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of our net operating loss position, the change will have no immediate impact on our consolidated financial statements.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock.  The occurrence of any of the following risks could harm our business and may cause the trading price of our common stock to decline.   As a result, you may lose part or all of your investment.

RISKS RELATED TO MARKLAND’S OPERATING LOSSES

Because we recently acquired EOIR Technologies, Inc., our most significant subsidiary, it is difficult to evaluate our business and future operating results.

We derive substantially all of our revenues from the operations of our subsidiary, EOIR. We acquired this company on June 30, 2004. Our limited operating history makes it difficult to evaluate our business and expected results.

We have a history of operating losses, and there is no assurance that we will achieve profitability in the future. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of operating losses.  We cannot predict when, or if, we will ever achieve profitability.  Our current business operations began in 2002 and have resulted in losses in each fiscal year.  Our accumulated deficit as of June 30, 2005 was $48,240,148.  We will need to generate significant revenues to achieve profitability.  There can be no assurance that we will be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If we continue to experience operating losses, you may lose all or part of your investment.

If we cannot obtain additional capital required to fund our operations and finance our growth our business, operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We incurred net losses applicable to our common stockholders of $30,471,059 and $15,095,461 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. Additionally, net cash used in our operating activities for the year ended June 30, 2005 was $2,135,917.  We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

We have grown quickly; if we cannot effectively manage our growth, our business may suffer.

We have rapidly and significantly expanded operations through the acquisitions of Science Technology Research Corporation ("STR") in October 2003, EOIR in June 2004 and Genex in February 2005.  This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources.  Some of our officers have no prior senior management experience at public companies.  Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations.  To manage our growth effectively, we must, among other things:

•	upgrade and expand our manufacturing facilities and capacity in a timely manner;

•	successfully attract, train, motivate and manage a larger number of employees for manufacturing, sales and customer support activities;

•	control higher inventory and working capital requirements; and

•	improve the efficiencies within our operating, administrative, financial and accounting systems, procedures and controls.

To meet our growth objectives, among other things, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel.  If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales.  We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline, adversely affecting our business and the price of our stock.

Future acquisitions of other companies, if any, may disrupt our business and additional expenses. As a result, our business could suffer.

We have completed the acquisitions of several companies including EOIR and Genex.  We plan to review potential acquisition candidates, and our business and our strategy may include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

If we fail to realize some or all of the anticipated benefits from our acquisition of EOIR, our business will suffer.

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

Our current and future expected revenues are derived from a small number of customers within the U.S. government such that the loss of any one ultimate customer could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

During the fiscal year ended June 30, 2005, we derived substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406,000,000 depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $56.2 million in revenues for the year ended June 30, 2005.  We expect this contract to account for a substantial majority of our revenues going forward.

The loss of this customer due to cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses may occur if there are material gaps or delays in orders from one of our largest customers that are not replaced by other orders or other sources of income.

Many of our technologies are unproven and their success in the marketplace is unknown. If we do not successfully exploit these technologies, our business and our prospects would be adversely affected.

Although we currently sell automatic chemical detection and alarm systems, we do not know for how long the U.S. Navy will continue to buy this product, nor do we know if we will be able to sell this product or others like it to other customers. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

The development of our technology is subject to factors beyond our control, including the production of components by our suppliers. We do not have long term supply agreements. As a result, products incorporating our technology may not be successfully and timely produced by our original equipment manufacturers due to the inherent risk of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel or other factors. The development and introduction of our technologies could be subject to additional delays. For instance, unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or a determination that further exploitation is unfeasible.

Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do. If we cannot effectively compete, our business may suffer and the price of our stock would decrease.

With the U.S. government's large appropriation of money for homeland security programs, many companies are competing for the same homeland security contracts and there can be no assurance that Markland will effectively compete with large companies who have more resources and funds than we do. Several companies have been working on issues relevant to the safety of the American people for the past several years. Because of the services and additional human and financial resources that these larger companies can provide, they may be more attractive to the U.S. government. Lockheed Martin and Northrop Grumman are providers of hardware engineering and systems engineering solutions. Computer Sciences Corporation and EDS provide computer and computer software solutions. Defense companies, such as General Dynamics, Boeing and Raytheon, are solutions providers that could easily expand their businesses into the homeland security business and are currently allocating resources to develop programs in this area.

Our success depends on the services of our chief executive officer and chief operating officer. The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our future success depends to a significant degree on the skills and efforts of Robert Tarini, our Chief Executive Officer and Dr. Joseph P. Mackin, our President and Chief Operating Officer. If we lost the services of Mr. Tarini or Dr. Mackin, our business and operating results could be adversely affected. On December 30, 2004, we entered into a five year employment agreements with Mr. Tarini and Dr. Mackin, which were subsequently amended. We describe the terms of these agreements in this report in the section entitled "Employment Agreements."

We also depend on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of one or more of our executive officers or senior management members could impair our ability to manage our business effectively and could harm our business, prospects, financial condition and results of operations.

Our management will spend time on other activities with other entities. As a result, our business may suffer, adversely affecting the price of our common stock.

Robert Tarini, our Chief Executive Officer, also serves as an officer and director of other entities. These entities include Technest Holdings, Inc., Syqwest, Inc., ipPartners, Inc., and Ocean Data Equipment Corporation. These entities may share similar investment objectives and policies. Dr. Mackin, our President and Chief Operating Officer, serves as President of Technest and Genex and the President and Chief Executive Officer of EOIR. Finally, Gino Pereira, our Chief Financial Officer is also the Chief Financial Officer of Technest and Genex. Mr. Tarini, Dr. Mackin and Mr. Pereira may disproportionately allocate their time and resources between these other entities and us. Neither our organizational documents nor our policies specify a minimum standard of time and attention that Mr. Tarini, Dr. Mackin and Mr. Pereira are required to devote to us.

Our largest customers are the DOD, Homeland Security, and various other INTEL whose operations are subject to unique political and budgetary constraints, involve competitive bidding, and our contacts with these customers may be subject to cancellation with or without penalty, which may produce volatility in our earnings and revenue.

Our largest customers are the DOD, Homeland Security, and various other INTEL. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or delayed, and the receipt of revenues or payments may be substantially delayed. This irregular and unpredictable revenue stream makes it difficult for our business to operate smoothly. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	contain onerous procurement procedures; and

•	be subject to cancellation if government funding becomes unavailable.

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

Claims by others that we infringe their intellectual property rights could increase our expenses and delay the development of our business. As a result, our business and financial condition could be harmed.

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

Our future net sales and results of operations are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	Timing of orders from our largest customers - the DOD, Homeland Security, various INTEL and the United States Night Vision and Electronic Sensors Directorate;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	competitive pricing pressures; and

•	general economic climate.

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

RISKS RELATED TO THE DILUTIVE EFFECT OF OUR AGREEMENTS
WITH INVESTORS AND OTHER ARRANGEMENTS

You could suffer substantial dilution of your investment and our stock price could decline significantly if we issue substantial shares of our common stock (i) upon conversion of the outstanding Series D Preferred Stock, (ii) upon exercise of our warrants, (iii) upon conversion of our notes, (iv) pursuant to our employment agreements, consulting agreements and our equity compensation plans, (v) upon conversion of Series B Preferred Stock of Technest.

We are obligated to issue a substantial number of shares of common stock pursuant to the terms of the arrangements described above.  Should a significant number of these securities be issued, exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock. The conversion and exercise of a substantial amount of the aforementioned securities or the issuance of new shares of common stock may also adversely affect the terms under which we could obtain additional equity capital. The price, which we may receive for the shares of common stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise.

We cannot predict the actual number of shares of common stock that will be issued pursuant to these arrangements, in part, because the conversion price of some of these securities will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.  Nonetheless, we can estimate the number of shares of common stock that will be required to issue using the certain assumptions including (1) the recent price of our common stock of $0.0245 on October 11, 2005, (2) our recent average closing bid price of our common stock for the last five trading days ending October 11, 2005; (3) our recent closing bid price of our common stock for the last twenty trading days ending October 11, 2005, and (4) the number of shares outstanding as of October 11, 2005.

•
As of October 11, 2005, the outstanding Series D Preferred Stock would convert into approximately 452,447,438 shares of our Common Stock, our secured convertible promissory notes would convert into approximately 24,587,303 shares of our common stock and we had warrants representing the right to purchase approximately 25,922,959 shares of our common stock.

•
In addition, as provided in Section 2(b) of the Terms and Conditions of the September 21, 2004 and November 9, 2004 notes, interest payments may be made with shares in lieu of cash.  As of October 11, 2005, we had issued 3,269,166 shares of our common stock as payment of interest accrued on the notes.  As a result, existing investors will experience significant dilution, and may experience further dilution if the price of our stock continues to decline.

•
Our 2004 and 2005 equity compensation plans contemplate the issuance of up to 50,000,000 shares of common stock to employees of the company.  As of October 11, 2005, we have issued options exercisable into 14,220,893 shares of our common stock and 5,283,950 shares of our common stock under these plans.

Our stockholders will experience significant dilution upon the conversion of our Series D Preferred Stock because the Series D Preferred Stock converts at a discount to the market price of our common stock at the time of conversion.

Shares of Series D preferred stock are convertible at the option of the stockholder at any time. The number of shares of our common stock into which each share of Series D preferred is convertible is determined by dividing $1,000 by the discounted bid price. The "discounted" bid price is the average closing bid price of our common stock during the five business days immediately preceding the conversion date multiplied by the applicable discount factor, as set forth below.

Average Closing Bid Price (1)	Discount Factor

$15.00 or less	80%

more than $15.00, but less than or equal to $30.00	75%

more than $30.00, but less than or equal to $45.00	70%

more than $45.00	65%

__________
(1)   After an adjustment for a 1-for-60 reverse stock split effective October 27, 2003.

The Series D preferred stock can be converted only to the extent that the Series D stockholder and its affiliates will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock.

There is an inverse relationship between our stock price and the number of shares issuable upon conversion or our Series D Preferred Stock. That is, as our stock price declines, we would be required to issue a greater number of shares upon conversion of the Series D Preferred Stock.  The conversion price is based on the then-existing market price.  This inverse relationship is demonstrated by the table set forth below, which shows the number of shares to be issued upon conversion of the Series D Preferred Stock at certain prices per share.

Average Closing Price of Common Stock for Five Preceding Trading Days	Conversion Price	Shares of Common Stock Issued upon Conversion of One Share of Series D Preferred Stock
$0.04	$0.032	31,250
$0.03	$0.024	41,667
$0.02	$0.016	62,500
$0.01	$0.008	125,000

Our stockholders will experience significant dilution upon the conversion of our 8% convertible notes issued on September 21, 2004 and November 9, 2004 because these notes convert at a discount to the market price of our common stock at the time of conversion.

All or any portion of the principal amount of the 8% convertible notes then outstanding together with any accrued and unpaid interest thereunder may be converted into shares of common stock at the conversion price, at the option of the holder of the notes, at any time and from time to time.  The number of shares issuable upon any conversion will be equal the outstanding principal amount of the note to be converted, divided by the conversion price on the conversion date, plus (if indicated in the applicable conversion notice) the amount of any accrued but unpaid interest on the note through the conversion date, divided by the conversion price on the conversion date.  As of March 15, 2005, the conversion price of the notes has been adjusted to the lower of (i) $0.80 and (ii) a floating rate equal to 80% of average closing price per share of our common stock for the five trading days preceding conversion.  Due to the conversion mechanics of the note, decreases in the conversion price result in an increase in the total number of shares issuable upon conversion.

The number of shares to be acquired by each of the holders of the notes upon conversion cannot exceed the number of shares that, when combined with all other shares of common stock and securities then owned by each holder and its affiliates, would result in any one of them owning more than 9.999% of our outstanding common stock at any point in time. The holders of the notes may not waive this limitation.

There is an inverse relationship between our stock price and the number of shares issuable upon conversion or these convertible notes.  That is, as our stock price declines, we would be required to issue a greater number of shares upon conversion of these notes.  The conversion price is based on the then-existing market price.  This inverse relationship is demonstrated by the table set forth below, which shows the number of shares to be issued upon conversion of the notes at certain prices per share.

Average Closing Price of Common Stock for Five Preceding Trading Days	Conversion Price	Shares of Common Stock Issued per $1,000 Dollars of Note Principal Converted
$0.04	$0.032	31,250
$0.03	$0.024	41,667
$0.02	$0.016	62,500
$0.01	$0.008	125,000

OTHER RISKS RELATED TO OUR CAPITAL STRUCTURE, COMMON STOCK

If we default on any of our outstanding notes, some or all of our assets could be liquidated, our operations will be disrupted and you may lose all or part of your investment.

All of our assets are subject to security agreements. Our obligations under notes issued to the former stockholders of EOIR, are secured by all the assets of EOIR and are guaranteed by Markland, and our obligations under the notes issued to the investors in our September 21, 2004 and November 9, 2004 private placements are secured by all of the assets of Markland and its subsidiaries - EOIR, Ergo Systems, Inc. ("Ergo") and STR. As a result, if we default under the terms of any of these notes, the holders of the notes could foreclose under the security interest and liquidate some or all of our assets.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.

Future sales of our common stock in the public market could lower the market price of our common stock. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Some of our shareholders hold securities issued and sold in private transactions in reliance upon exemptions from the registration requirements of the Securities Act.

These securities may be resold in the public market only if the resale is registered or pursuant to an exemption from registration. As of October 11, 2005:

•	approximately 41,524,071 shares of our common stock are restricted securities; and

•	we have four effective registration statements covering the resale of up to 362,453,983 shares of our common stock.

We do not know when these shares will be sold since sales will depend upon the market price for our common stock, the circumstances, needs and decisions of the selling stockholders, and other factors.

The holders of our preferred stock have some rights and privileges that are senior to our common stockholders, and we may issue additional shares of preferred stock without stockholder approval that could adversely affect the price of our common stock.

Our board of directors has the authority to issue, without any further vote or action by you and the other common stockholders, a total of up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders. As of October 11, 2005, we have outstanding 30,000 shares of our Series A non-voting redeemable convertible preferred stock, 11,108 shares of our Series D convertible preferred stock and may, from time to time in the future, issue additional preferred stock for financing or other purposes with rights, preferences or privileges senior to the common stock. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future. Preferred stock also could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer or prevent a change in control.  Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the holders of our common stock. As a result, the existence and issuance of preferred stock could have a material adverse effect on the market value of the common stock.

The issuance of preferred stock may entrench management or discourage a change of control.

Our Articles of Incorporation authorize the issuance of preferred stock that would have designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

In the event of issuance, the preferred stock could be used, under some circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. Current members of our management that are large stockholders and members of our Board may have interests that are different from other stockholders. Therefore, conflicting interests of some members of management and our stockholders may lead to stockholders desiring to replace these individuals. In the event this occurs and the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors. In addition, by issuing preferred stock, management could prevent other shareholders from receiving a premium price for their shares as part of a tender offer.

We have never paid cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future.  Investors should not rely on an investment in our stock for the payment of cash dividends.

We have not paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Pursuant to the Purchase Agreement between Markland, DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd., dated September 21, 2004, we have covenanted that so long as any of the notes issued pursuant to such agreement are outstanding, we will not declare, pay or make any provision for any cash dividend or cash distribution with respect to our common stock or preferred stock, without first obtaining the approval of the investors who are parties to the agreement.

Issuance of shares of common stock upon conversion of our Series D Preferred Stock and our September 21, 2004 and November 9, 2004 notes could have an adverse effect on our ability to make acquisitions with our common stock, thereby adversely affecting our business and future prospects.

Our strategy is to grow through organic means by increasing acceptance by our customers of our present products and services offerings and also through acquisitions of assets that provide products or services to Homeland Security, DOD, or INTEL.   As we issue shares of common stock pursuant to our current obligations, we may not have sufficient shares of our common stock available to successfully attract and consummate future acquisitions.  It may be necessary for our stockholders to approve an increase of our authorized common stock in order to have sufficient authorized shares available to issue as consideration for acquisitions.  There can be no assurance that we will obtain shareholder approval to increase the number of authorized shares or that such approval will be timely.

The sale of material amounts of common stock could encourage short sales by third parties and further depress the price of our common stock.  As a result, you may lose all or part of your investment.

The significant downward pressure on our stock price caused by the sale of a significant number of registered shares could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

RISKS RELATING TO OUR INVESTMENT IN TECHNEST

Technest's lack of operating history on which investors may evaluate its operations, prospects and ability to produce a return on investment makes an investment in Markland highly speculative.

Prior to February 14, 2005, Technest did not have any operations on which a potential investor may base an evaluation of its prospects and ability to operate Genex profitably. If Technest is unable to sustain profitable operations, Markland's return on its investment in Technest may suffer and the price of Markland's common stock may decline.

Robert Tarini is the Chief Executive Officer and Chairman of the Board of Directors of Technest and Markland.  In addition, Mr. Tarini, has an investment in Technest. Dr. Mackin and Mr. Pereira also serve as officers of Technest. Conflicts of interest could arise as a result of these overlapping positions.

Technest and Markland share similar investment objectives and policies. There may be instances where the business of these companies overlap or compete.  Mr. Tarini, Dr. Mackin and Mr. Pereira may disproportionately allocate time and resources between these other entities and us. Neither our organizational documents nor our policies specify a minimum standard of time and attention that these officers and directors, as applicable, are required to devote to us. However, we do not believe that having the same board of directors or doing business in the same markets will present a conflict of interest. There can be no assurances that there will be no conflicts of interest.  The board will endeavor to act in the best interests of each company.

In addition, Mr. Tarini, through his wholly-owned company ipPartners, Inc., is one of the investors that participated in the Genex Transactions. On February 14, 2005, ipPartners, Inc. received 143,678 shares of Technest Series B preferred stock, 143,678 shares of Technest Series C preferred stock convertible into 143,678 shares of Technest common stock and warrants to purchase 143,678 Technest common stock in exchange for $625,000.  On June 20, 2005, ipPartners, Inc. exchanged all of its Technest Series B preferred stock for 625 shares of Markland Series D preferred stock. On August 23, 2005, ipPartners converted its 625 shares of Markland Series D preferred stock into 6,510,417 shares of Markland common stock. The resale of these shares of common stock were registered pursuant to a registration statement on Form SB-2 that was effective on August 10, 2005.

It may be difficult for us to resell shares of common stock of Technest if an active market for Technest common stock does not develop.

Due to the current price of Technest common stock, many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules imposing additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share below $5.00). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Technest common stock as it is subject to these penny stock rules. These factors severely limit the liquidity, if any, of Technest common stock, and will likely continue to have a material adverse effect on its market price and on our ability to raise additional capital through selling Technest common stock we hold.

The common stock of Technest is not actively traded on a securities exchange and will not be able to cause its securities to be listed because Technest does not meet the initial listing criteria for any registered securities exchange or the Nasdaq National Market System. The common stock of Technest is quoted on the less recognized OTC Bulletin Board. This factor may further impair our ability to sell our shares when we want and/or could depress the stock price of Technest common stock. As a result, we may find it difficult to dispose of, or to obtain accurate quotations of the price of, Technest common stock because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Technest may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of Technest common stock.

We cannot predict the extent to which investor interest in Technest common stock or a business combination, if any, will lead to an increase in its market price or the development of an active trading market or how liquid that market, if any, might become.

Markland may become an investment company if our controlling interest in Technest falls below 51%. If so, our compliance and registration costs will increase.

If Markland's ownership of Technest falls below 51%, Technest will no longer meet the definition of "majority-owned subsidiary" as contemplated by the Investment Company Act of 1940 (the "Investment Company Act") and Markland could be subject to regulation under the Investment Company Act. In such event, Markland may be required to register as an investment company, unless an exemption is available. We may incur significant registration and compliance costs and we may become subject to liability under the Investment Company Act, the Securities Act and the Exchange Act and rules and regulations adopted thereunder. Compliance with these rules could adversely affect Markland and Technest because it would require additional management and financial resources.  On October 11, 2005, Markland was the beneficial owner of 13,954,023 shares of Technest common stock (after giving effect to Technest's reverse stock split), which represented approximately 98% of the shares of Technest common stock on a primary basis.

RISKS RELATING TO INVESTING IN A CONTROLLED COMPANY

Other business ventures of our Chief Executive Officer may present demands on his time or possible conflicts of interest which could materially and adversely affect our business.

Robert Tarini, our Chief Executive Officer and a Director of our company is involved in other business activities and may, in the future, become involved in additional business opportunities.  Mr. Tarini currently holds positions and is involved in the following activities.

•
Mr. Tarini is the founder and President of ipPartners, Inc., a firm specializing in the design and manufacture of acoustic remote sensing devices utilized in marine and land based applications. He is also the sole shareholder.

•	Mr. Tarini is the Chief Executive Officer, the Chief Operating Officer and a minority shareholder of Syqwest, Inc., a company that specializes in the development of acoustic remote sensing devices.

•
Since 1999, Mr. Tarini has served as the Chief Executive Officer of Ocean Data Equipment Corporation, where he has overseen the design and development of a complete line of scientific instruments targeted for geophysical and hydrographic research, and developed a remote sensing technique, which is currently being developed for application in detecting illicit materials. He is also a minority shareholder.

•	On February 14, 2005, Mr. Tarini was appointed Chief Executive Officer and a director of Technest.

Mr. Tarini may face a potential conflict of interest in how he allocates his available time to each company. We have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise related to this matter. There can be no assurance that we will have a policy in place to address potential conflicts of interests.

RISKS RELATED TO THE HOMELAND SECURITY AND DEFENSE INDUSTRIES

The homeland security and defense industries are characterized by rapid technological change and evolving industry standards, and unless we keep pace with the changing technologies, we could lose customers and fail to win new customers.

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

                We cannot assure you that we will be able to compete successfully against current and future competitors.

RISKS RELATING TO NEW CORPORATE GOVERNANCE STANDARDS

We are not subject to the same corporate governance standards as listed companies. This may affect market confidence and company performance. As a result, our business could be harmed and the price of our stock could decrease.

Registered exchanges and the Nasdaq National Market have adopted enhanced corporate governance requirements that apply to issuers that list their securities on those markets. These standards deal with the rights and responsibilities of a company's management, its board, shareholders and various stakeholders. How well companies are run may affect market confidence as well as company performance. Our common stock is quoted on the OTC Bulletin Board, which does not have comparable requirements. As a result, our business and the price of our stock may be adversely affected.

For instance, we are not required to have any independent directors and we do not have independent directors. Therefore management has significant influence over decisions made by the Board on behalf of the stockholders.

In some circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. We do not have a policy to resolve conflicts of interest and we are not required to have one. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our other stockholders in general, these persons may have interests different than yours.

Our administrative costs and expenses resulting from new regulations have increased, adversely affecting our financial condition and results of operations.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 and SEC rules adopted thereunder. These regulations increased our legal and financial compliance and made some activities more difficult, time-consuming and costly. Our expenses will continue to increase as we continue to implement these new regulations.

New corporate governance requirements have made it more difficult to attract qualified directors. As a result, our business may be harmed and the price of our stock may be adversely affected

New corporate governance requirements have increased the role and responsibilities of directors and executive officers of public companies. These new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as members of our board of directors.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock.

Failure to establish those controls, or any failure of those controls once established, could adversely impact Markland's public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountant. We expect that this requirement will first apply to our annual report for the fiscal year ending June 30, 2007. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If management cannot assess Markland's internal control over financial reporting as effective, or our independent registered public accounting firm is unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

RISKS RELATED TO INVESTING IN ILLIQUID AND LOW-PRICED SECURITIES

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell these shares due to suitability and disclosure requirements.

Due to the current price of our common stock ($0.0245 on October 11, 2005), many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to SEC rules (referred to as the "penny stock rules") imposing additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share price below $5.00). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Markland common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and will likely continue to have a material adverse effect on our market price and on our ability to raise additional capital through selling Markland common.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and ask quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account.

Finally, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These requirements may reduce the potential market for our common stock by reducing the number of potential investors, brokers and traders. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We cannot predict the extent to which investor interest in Technest common stock or a business combination, if any, will lead to an increase in its market price or the development of an active trading market or how liquid that market, if any, might become.

It may be difficult for you to resell your shares if an active and liquid market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the Nasdaq National Market System. It is quoted on the less recognized OTC Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to an SEC rule that imposes additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share price below $5.00).

These factors severely limit the liquidity of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital. We cannot predict the extent to which investor interest in our stock, if any, will lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short time periods, or possibly at all.

Our stock price has been volatile. From July 1, 2003 to October 11, 2005, the trading price of our common stock ranged from a low price of $0.0245 per share to a high price of $9.00 per share. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	acquisitions or strategic alliances involving us or our competitors;

•	future sales of shares of common stock in the public market; and

•	market conditions in our industries and the economy as a whole.

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

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Markland Technologies, Inc. and Subsidiaries
Providence, Rhode Island

We have audited the consolidated balance sheet of Markland Technologies, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of loss, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markland Technologies, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/ WOLF & COMPANY, P.C.

Boston, Massachusetts
October 11, 2005

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
At June 30, 2005

Assets

Current Assets:
Cash	$6,824,444
Accounts receivable	7,651,605
Inventory and work in process	376,787
Restricted cash	251,204
Other current assets	316,938
Total Current Assets	15,420,978

Property and Equipment, net	908,294

Other Assets
Deferred financing costs, net	169,204
Amortizable intangible assets, net	13,405,341
Goodwill	14,035,551
Total Other Assets	27,610,096
Total Assets	$43,939,368

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$10,822,385
Accrued expenses and other current liabilities	3,018,806
Customer deposits	1,530
Convertible secured notes -net of discount of $169,615	3,490,375
Current portion of long-term debt	709,943
Total Current Liabilities	18,043,039

Non-Current Liabilities:
Long-term debt, less current portion and discount of $1,174,365	7,633,879

Total Liabilities	25,676,918

Minority interest	5,156,158

Commitments and Contingencies

Stockholders' Equity:
Series A redeemable convertible preferred stock - no par value; 30,000 authorized, issued and outstanding; liquidation preference of $300,000	300,000
Series C 5% cumulative convertible preferred stock - $.0001 par value; 8,000 authorized; none issued and outstanding	--
Series D convertible preferred stock - $.0001 par value; 40,000 authorized; 12,598 issued and outstanding; liquidation preference of $9,848,000	1
Common stock - $.0001 par value; 500,000,000 authorized; 184,215,208 shares issued and outstanding	18,421
Additional paid-in capital	75,375,199
Unearned compensation	(13,778,331)
Accumulated deficit	(48,808,998)
Total Stockholders' Equity	13,106,292
Total Liabilities and Stockholders' Equity	$43,939,368

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

	For the Years Ended
	June 30,
	2005	2004
Revenues	$66,694,787	$6,013,930

Cost of Revenues	52,846,275	4,674,593
Gross Profit	13,848,512	1,339,337

Operating Expenses:
Selling, general and administrative	20,339,419	5,313,448
Research & development	2,799,665	49,289
Amortization of compensatory element of stock issuances for selling, general and administrative expenses	5,605,859	5,211,737
Amortization of intangible assets	3,766,317	915,729
Total Operating Expenses	32,511,260	11,490,203

Operating Loss	(18,662,748)	(10,150,866)

Other (Expenses) Income, Net:
Interest expense	(10,129,168)	(360,347)
Other income	75,861	--
Total Other (Expenses) Income, Net	(10,053,307)	(360,347)

Net Loss Before Minority Interest	(28,716,055)	(10,511,213)

Minority Interest	(1,983,853)	--

Net Loss After Minority Interest	(30,699,908)	(10,511,213)

Deemed Dividend to Preferred Stockholders - Series C	--	844,270

Deemed Dividend to Preferred Stockholders - Series D	340,000	3,555,500

Preferred Stock Dividend - Series C	--	184,478
Net Loss Applicable to Common Stockholders	$(31,039,908)	$(15,095,461)
Basic and Diluted Loss per Common Share:	$(0.40)	$(1.39)
Weighted Average Number of Common Shares Outstanding	78,133,314	10,872,049

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For The Years Ended June 30, 2005 and 2004

	Common Stock		Series A Convertible Preferred Stock		Series C Convertible Preferred Stock
	Shares (1)	Amount	Shares	Amount	Shares	Amount
Balance - July 1, 2003	3,671,573	367	30,000	300,000	5,395	1

Issuance of Series D convertible preferred stock	—	—	—	—	—	—
Conversion of Series C convertible preferred stock and accrued dividends into common stock	5,156,412	516	—	—	(5,395)	(1)
Conversion of promissory note into common stock	404,266	40	—	—	—	—
Conversion of Series D convertible preferred stock into common stock	604,839	60	—	—	—	—
Stock issued in connection with settlement of liabilities to a related party	750,000	75	—	—	—	—
Stock issued in connection with consulting and employment agreements	6,122,008	612	—	—	—	—
Common stock issued in conjunction with acquisition of ASI assets	325,833	33	—	—	—	—
Common stock issued in conjunction with acquisition of Science and Technology Research Corporation, Inc.	1,589,779	154	—	—	—	—
Amortization of employment and consulting agreements	—	—	—	—	—	—
Common stock and warrant issuances - in private placements	13,232,083	1,323	—	—	—	—
Intrinsic value of options issued in connection with EOIR acquisition	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance - June 30, 2004	31,856,793	3,180	30,000	300,000	—	—

(1)	Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For The Years Ended June 30, 2005 and 2004

	Series D Convertible Preferred Stock		Unearned Compensation
	Shares	Amount	Amount
Balance - July 1, 2003	16,430	2	(4,381,379)

Issuance of Series D convertible preferred stock	7,166	—	—
Conversion of Series C convertible preferred stock and accrued dividends into common stock	—	—	—
Conversion of promissory note into common stock	—	—	—
Conversion of Series D convertible preferred stock into common stock	(810)	—	—
Stock issued in connection with settlement of liabilities to a related party	—	—	—
Stock issued in connection with consulting and employment agreements	—	—	(12,006,474)
Common stock issued in conjunction with acquisition of ASI assets	—	—	—
Common stock issued in conjunction with acquisition of Science and Technology Research Corporation, Inc.	—	—	—
Amortization of employment and consulting agreements	—	—	5,211,737
Common stock and warrant issuances - in private placements	—	—	—
Intrinsic value of options issued in connection with EOIR acquisition	—	—	(4,000,000)
Net loss	—	—	—
Balance - June 30, 2004	22,786	2	(15,176,116)

(1)	Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For The Years Ended June 30, 2005 and 2004

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Amount	Amount	Amount
Balance - July 1, 2003	13,900,104	(9,772,735)	46,360

Issuance of Series D convertible preferred stock	5,401,970	—	5,401,970
Conversion of Series C convertible preferred stock and accrued dividends into common stock	(515)	—	—
Conversion of promissory note into common stock	518,419	—	518,459
Conversion of Series D convertible preferred stock into common stock	(60)	—	—
Stock issued in connection with settlement of liabilities to a related party	449,925	—	450,000
Stock issued in connection with consulting employment agreements	12,286,331	—	280,469
Common stock issued in conjunction with acquisition of ASI assets	916,692	—	916,725
Common stock issued in conjunction with acquisition of Science and Technology Research Corporation, Inc.	5,166,346	—	5,166,500
Amortization of employment and consulting agreements	—	—	5,211,737
Common stock and warrant issuances - in private placements	8,225,506	—	8,226,829
Intrinsic value of options issued in connection with EOIR acquisition	4,000,000	—	—
Net loss	—	(10,511,213)	(10,511,213)
Balance - June 30, 2004	50,864,718	(20,283,948)	15,707,836

(1)	Share amounts have been restated to reflect the 1-60 reverse stock split effected on October 27, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For The Years Ended June 30, 2005 and 2004

			Series A Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2004	31,856,793	$3,180	30,000	$300,000	--	$--

Conversion of Series D convertible preferred stock into common stock	73,810,693	7,383	--	--	--	--
Stock, options and warrants issued in connection with consulting and employment agreements	34,879,663	3,489	--	--	--	--
Amortization of employment and consulting agreements	--	--	--	--	--	--
Cancellation of warrant and employment agreement	--	--	--	--	-	-
Stock issued in connection with reset rights of private placement investors	833,333	84	--	--	--	--
Stock issued in connection with conversion of promissory notes	20,469,871	2,048	--	--	--	--
Stock issued in connection with interest on promissory notes	2,623,467	263	--	--	--	--
Beneficial conversion on stock issued in connection with stock issued for interest on promissory notes	--	--	--	--	--	--
Stock issued in connection with acquisitions	10,394,860	1,040	--	--	--	--
Stock issued in connection with legal settlement	152,778	15	--	--	--	--
Stock issued in connection with warrant conversions	9,193,750	919	--	--	--	--
Fair value of repriced warrants	--	--	--	--	--	--
Fair value of warrants and beneficial conversionfeature on convertible promissory notes	--	--	--	--	--	--
Exchange of Series D convertible preferred stock for Technest Series B convertible preferred stock	--	--	--	--	--	--
Net loss after minority interest	--	--	--	--	--	--
Balance - June 30, 2005	184,215,208	$18,421	30,000	$300,000	--	$--

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For The Years Ended June 30, 2005 and 2004

	Series D Convertible		Unearned
	Preferred Stock		Compensation
	Shares	Amount	Amount

Balance - July 1, 2004	22,786	$2	$(15,176,116)

Conversion of Series D convertible preferred stock into common stock	(12,938)	(1)	--
Stock, options and warrants issued in connection with consulting and employment agreements	--	--	(10,281,216)
Amortization of employment and consulting agreements	--	--	5,084,587
Cancellation of warrant and employment agreement	--	--	6,594,414
Stock issued in connection with reset rights of private placement investors	--	--	--
Stock issued in connection with conversion of promissory notes	--	--	--
Stock issued in connection with interest on promissory notes	--	--	--
Beneficial conversion on stock issued in connection with stock issued for interest on promissory notes	--	--	--
Stock issued in connection with acquisitions	--	--	--
Stock issued in connection with legal settlement	--	--	--
Stock issued in connection with warrant conversions	--	--	--
Fair value of repriced warrants	--	--	--
Fair value of warrants and beneficial conversion feature on convertible promissory notes	--	--	--
Exchange of Series D convertible preferred stock for Technest Series B convertible preferred stock	2,750	--	--
Net loss after minority interest	--	--	--
	12,598	$1	$(13,778,331)

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For The Years Ended June 30, 2005 and 2004

	Additional		Total
	Paid-in	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2004	$50,864,718	$(20,283,948)	$15,707,836

Conversion of Series D convertible preferred stock into common stock	(7,382)	--	--
Stock, options and warrants issued in connection with consulting and employment agreements	10,914,499	--	636,772
Amortization of employment and consulting agreements	--	--	5,084,587
Cancellation of warrant and employment agreement	(6,594,414)	--	--
Stock issued in connection with reset rights of private placement investors	(84)	--	--
Stock issued in connection with conversion of promissory notes	3,292,952	--	3,295,000
Stock issued in connection with interest on promissory notes	495,861	--	496,124
Beneficial conversion on stock issued in connection with stock issued for interest on promissory notes	87,973		87,973
Stock issued in connection with acquisitions	6,208,746	--	6,209,786
Stock issued in connection with legal settlement	70,263	--	70,278
Stock issued in connection with warrant conversions	5,515,331	--	5,516,250
Fair value of repriced warrants	189,476	--	189,476
Fair value of warrants and beneficial conversion feature on convertible promissory notes	6,172,150	--	6,172,150
Exchange of Series D convertible preferred stock for Technest Series B convertible preferred stock	339,968	--	339,968
Net loss after minority interest	(2,174,858)	(28,525,050)	(30,699,908)
	$75,375,199	$(48,808,998)	$13,106,292

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss after minority interest	$(30,699,908)	$(10,511,213)
Adjustment to reconcile net loss after minority interest to net cash used in operating activities:
Minority interest in net loss of subsidiary and non-cash deemed dividends	1,983,853	--
Depreciation and amortization of property and equipment	327,273	11,306
Amortization and write down of intangible assets	3,766,317	915,729
Purchased in-process research and development written off	2,095,000	--
Loss on disposal of equipment	192,986	--
Non-cash issuance of stock for legal settlement	70,278	--
Non-cash interest expense	9,447,492	239,164
Amortization and remeasurement of compensatory stock compensation	5,605,859	5,211,737
Changes in operating assets and liabilities:
Accounts receivable	(2,130,781)	350,760
Inventory and work in process	(153,830)	--
Restricted cash	(251,204)	--
Other current assets	(6,465)	137,362
Accounts payable	7,006,426	(444,295)
Accrued expenses and other current liabilities	610,787	182,550

Net Cash Used In Operating Activities	(2,135,917)	(3,906,900)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	28,607	--
Additional transaction costs relating to purchase of EOIR	(69,111)	--
Cash used for acquisitions, net of cash acquired	(2,515,516)	(8,536,533)
Purchases of property and equipment	(336,503)	(1,853)

Net Cash Used In Investing Activities	(2,892,523)	(8,538,386)

Cash Flows from Financing Activities:
Proceeds from sale of preferred stock	--	5,401,970
Proceeds from the sale of Technest preferred stock and warrants	3,512,423
Proceeds from exercise of warrants	5,516,250	--
Proceeds from convertible secured notes (net)	4,541,342	--
Principal payments relating to premium financing agreement	--	(12,906)
Proceeds from notes payable	--	1,400,000
Repayments of notes payable	(2,218,219)	(1,475,000)
Repayments of credit line	(600,000)	--
Proceeds from sale of common stock in private placement	--	8,226,845

Net Cash Provided By Financing Activities	10,751,796	13,540,909

Net Increase In Cash	5,723,356	1,095,623
Cash - Beginning of Year	1,101,088	5,465
Cash - End of Year	$6,824,444	$1,101,088

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2005	2004
Supplemental Disclosures Of Cash Flow Information:

Cash paid during the years for:
Interest	$885,789	$100,769
Taxes	$500	$--

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into preferred stock	$--	$518,459
Acquisition of ASI by issuance of common stock	$--	$916,725
Acquisition of STR by issuance of common stock	$--	$5,166,500
Conversion of accounts payable into Common Stock	$--	$450,000
Deemed dividend preferred stock - beneficial conversion Feature - Series C	$--	$844,270
Deemed dividend preferred stock - beneficial conversion Feature - Series D	$--	$3,555,500
Accrued Dividends on preferred stock	$--	$184,478
Stock issued in conjunction with acquisitions of Technest and EOIR	$6,209,786	$--
Fair value of warrants and beneficial conversion feature of convertible promissory notes	$6,172,150	$--
Stock issued upon conversion of promissory notes	$3,295,000	$--
Exchange of Series D preferred stock for Technest Series B preferred stock	$339,968	$--

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended June 30, 2005 and 2004
(Concluded)

During years ended June 30, 2005 and 2004, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheet:

	2005	2004
Accounts receivable	$166,557	$5,390,805
Inventory and work in process	222,957	--
Equipment	44,000	1,083,467
Other current assets	25,403	317,851
Intangibles	6,715,676	25,029,277
In-process research and development	2,095,000	--
Accounts payable	(544,291)	(3,678,360)
Accrued liabilities	--	(1,860,156)
Notes payable to sellers	--	(10,339,351)
Line of credit	--	(600,000)
Transaction costs	--	(857,000)
Equity	(6,209,786)	(5,950,000)
Net Cash Used for Acquisitions, net of cash acquired of $784,484 and $538,467	$2,515,516	$8,536,533

The accompanying notes are an integral part of these consolidated financial statements.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

1.	NATURE OF OPERATIONS

BUSINESS HISTORY AND OPERATIONS

Markland Technologies, Inc. ("Markland" or the “Company”), previously known as Quest Net Corporation, was incorporated in Colorado in November 1995, under the name "A.P. Sales Inc." In December 1998, A.P. Sales Inc. dissolved as a Colorado corporation, redomiciled in Florida and changed its name to Quest Net Corporation.

In January 2003, Markland purchased the common stock of Ergo Systems, Inc. ("Ergo"). In September 2003, Markland purchased certain technology from ASI Technology Corporation ("ASI"). In October 2003, Markland purchased the common stock of Science and Technology Research Corporation, Inc. ("STR").

We acquired from ASI antenna technology assets and a sub-license for plasma sterilization and decontamination. The assets at time of purchase included three ongoing funded SBIR government contracts and nine issued and pending U.S. patents related to gas plasma antenna technology with demonstrated applications in the fields of ballistic missile defense, phased array radar, and forward deployed decontamination.

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

In June 2004, Markland acquired 100% of E-OIR Technologies, Inc.'s ("EOIR") outstanding common stock in conjunction with a Stock Purchase Agreement dated June 29, 2004. EOIR provides research and engineering services to Defense and Intelligence Community customers. EOIR's technical services include design and fabrication of sensor systems for military and intelligence community applications. These efforts involve systems, engineering, system integration, prototyping, field collections as well as data analysis and processing. Substantially all of EOIR's revenues are derived from Government contracts.

On February 14, 2005, Markland entered into definitive agreements with Technest Holdings, Inc. (“Technest”), a public company with no revenue and minimal assets and operations, Genex Technologies, Inc. ("Genex"), and certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex. Genex operates in four business areas: intelligent surveillance, chemical and explosives detection, research and development and commercial products. Founded in 1995, Genex has an established history in video surveillance sensor science. Its Surveillance Group provides innovative sensor and algorithm solutions that are small, tactical, low power and low cost solutions. Its surveillance technologies combine powerful algorithms, such as object tracking and image enhancement, with revolutionary wide-area, 360-degree sensors. These solutions operate in visible, near-infrared, infrared, and acoustic wavelengths. Within its biometrics technologies the 3D Facial Recognition Group develops tools for enhancing facial recognition. Genex offers products which include; (i) design and fabrication of customized remote sensor systems and platforms for Department of Defense ("DOD"), INTEL and Homeland Security applications; (ii) design and fabrication of three-dimensional facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive three-dimensional medical imaging tools. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

These transactions are in support of Markland's objective to provide end-to-end solutions to the Department of Homeland Security ("DHS") and DOD. Markland's principal end customer is the United States Government. Markland operates in one principal business segment of providing primarily Government Agencies with products to protect the United States' borders, military personnel and infrastructure assets. All of the Markland's operating units have similar products and services, production processes, customers and regulatory environment. During 2005, Markland’s most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate granted to EOIR which has a total potential value of approximately $406 million over its five year period of performance. Approximately 84% of EOIR revenues for the year ended June 30, 2005, were derived from this contract. During 2004, sales of remote sensing products, border security products and services and SBIR funded research grants comprised 80%, 16% and 4% of our revenue, respectively.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Subsequent to June 30, 2005, Markland sold all of the outstanding stock of EOIR to its majority-owned subsidiary, Technest Holdings, Inc. pursuant to a Stock Purchase Agreement with Technest (see Note 17).

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

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended June 30, 2005 and 2004 include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc. ("STI"), Ergo Systems, Inc. ("Ergo"), Science and Technology Research Corporation, Inc. ("STR") and E-OIR Technologies, Inc. ("EOIR"), and its majority owned subsidiaries Technest Holdings, Inc (“Technest”) and Technest’s wholly-owned subsidiary, Genex Technologies, Inc. (“Genex”). The minority interest represents outsiders’ interest in preferred stock of Technest. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the determination of the fair value of assets acquired and liabilities assumed in business combinations, impairment of identified intangible assets, goodwill and long-lived assets, the fair value of equity instruments issued, valuation reserves on deferred tax assets, the amount due to contracting government agencies as a result of their audits and revenue and costs recognized on long-term, fixed-price contracts.

Concentrations

Markland has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2005.

Substantially all revenue is generated from contracts with Federal government agencies. Consequently, substantially all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Restricted Cash

Restricted cash represents a one year certificate of deposit, maturing January 2006, collateralizing a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with the Company’s corporate credit cards.

Accounts Receivable

Accounts receivable represent the amount invoiced for product shipped and amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made. The Company has not experienced any material losses in accounts receivable and has provided no allowance at June 30, 2005 and 2004. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computers and equipment	3 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	5-7 years

Property and equipment, net consisted of the following at June 30, 2005:

Software	$152,544
Computers and equipment	566,606
Vehicles	55,268
Leasehold improvements	220,550
Furniture and fixtures	237,177
$1,232,145
Less accumulated depreciation and amortization	(323,851)
$908,294

Depreciation expense for the years ended June 30, 2005 and 2004 was $327,273 and $11,306, respectively.

Income Taxes

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

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Revenue Recognition

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support. With respect to our revenues from our chemical detectors, we recognize revenue under the units-of-delivery method. At the time the units are shipped to the United States Navy, the Company recognizes as revenues the contract price of each unit and recognizes the applicable cost of each unit shipped. As of June 30, 2005, the Company had completed delivery of all outstanding orders under the contract.

Revenues from time and materials contracts are recognized as costs are incurred and billed. Allowable costs incurred but not billed as of a period end are recorded as work in process.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide services to the Federal government. EOIR has managerial and oversight responsibility for team members as well as the responsibility for the ultimate acceptability of performance under the contract. EOIR includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2005, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable, bank line of credit and long-term debt approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR (see Note 3) have been recorded at their fair value, as determined by an independent valuation, which is less than the face value due to a below market interest rate. The convertible secured notes have been recorded at relative fair value which is less than face value as a result of the relative fair value of warrants issued in conjunction with the notes and the related beneficial conversion feature.

Shipping Costs

Delivery and shipping costs are included in cost of revenue in the accompanying consolidated statements of loss.

Research and Development

Research and development costs are charged to expense as incurred. Markland capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies which do not meet these criteria are expensed as in-process research and development costs. For the year ended June 30, 2005, the Company expensed $2,095,000 of acquired in-process research and development related to the acquisition of Genex (see Note 3).

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No impairment charges were recorded in the years ended June 30, 2005 and 2004.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. In the year ended June 30, 2005, the Company determined that its “Acoustic Core” technology and its intangible assets related to the ASI acquisition were impaired and recorded an impairment charge of $1,800,000 (see Note 4) which is included in Amortization of Intangibles in the consolidated statement of loss. No impairment charges were recorded in the year ended June 30, 2004.

Stock-Based Compensation

At June 30, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the years ended June 30:

	Year ended
	June 30,
	2005	2004
Net loss as reported	$(30,699,908)	$(10,511,213)
Add: stock-based employee compensation under intrinsic value method included in net loss	1,322,411	--
Deduct: stock-based employee compensation under fair value method	(2,452,537)	--
Pro forma net loss	(31,830,034)	(10,511,213)
Less: dividends to preferred stockholders	340,000	(4,584,248)
Pro forma net loss to applicable to common stockholders	$(32,170,034)	$(15,095,461)
Basic and diluted loss per share - as reported	$(0.40)	$(1.39)
Basic and diluted loss per share - pro forma	$(0.41)	$(1.39)

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company is evaluating which method to adopt.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. The Company expects the adoption of SFAS No. 123(R) to have a material effect on its results of operations. Additionally, the Company’s results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to the financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of net operating loss position, the change will have no immediate impact on the consolidated financial statements.

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

The purchase price for the STR aggregated $6,475,000 and consisted of $900,000 in cash, which was paid in October 2003, 1,539,779 shares of common stock valued at $5,100,000, a promissory note of $375,000 and acquisition costs of $100,000. The promissory note required no interest and, under amended terms, was due in full on October 15, 2004. Holders of the shares of common stock were granted piggy-back registration rights. The shares were registered in June 2004. The promissory note is collateralized by all of the assets of STR and 40% of the common stock of STR held by Markland. In June 2004, the Company made the first principal payment in the amount of $75,000. The remaining promissory note, as amended, is payable as follows:

July 15, 2004	$75,000
August 15, 2004	75,000
September 15, 2004	75,000
October 15, 2004	75,000
$300,000

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

On March 15, 2004, Markland agreed to pay $40,000 of cash and issue an additional 50,000 shares of common stock valued at $66,500 in exchange for the agreement to extend the due date of the promissory note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004.

A summary of the allocation, as determined by an independent valuation, of the aggregate consideration for the acquisition to the fair value of the assets acquired and liabilities assumed is as follows:

Fair value of net assets acquired:
Fair value of assets acquired -
Current assets, including cash of $115,830	$783,657
Property and equipment	53,467
Fair value of liabilities assumed -
Accounts payable and accrued expenses	(368,932)
Fair value of identifiable net tangible assets acquired	468,192
Existing contracts	416,000
Customer relationships	1,551,944
Goodwill	4,038,864
Total Purchase Price	$6,475,000

Markland also entered into a consulting agreement with the principal shareholder and employee of STR (see Note 12).

Markland funded the cash portion of the acquisition from a loan provided by Bay View Capital, LLC, ("Bay View"). Robert Tarini, Markland's Chairman is affiliated with Bay View. The entire amount of the loan provided by Bay View was $1,400,000 (see Note 7).

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

A summary of the allocation, as determined by an independent valuation, of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

Cash	$8,000,000
Promissory note (net of $1,467,956 below market interest rate discount)	9,532,044
Transaction costs	969,639
Total Purchase Price	$18,501,683

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Fair value of net assets acquired:

Fair value of assets acquired -
Current assets, including cash of $332,637	$6,073,467
Property and equipment	1,030,000
Fair value of liabilities assumed:
Accounts payable & accrued expenses	(4,445,125)
Bank loans and overdrafts	(1,032,308)
Fair value of identifiable net tangible assets acquired	1,626,034
Customer relationships	11,755,000
Goodwill	5,120,649
Total Purchase Price	$18,501,683

The goodwill in this transaction, as determined by the independent valuation, arose as a result of anticipated synergies, cost savings and other items not related to tangible net assets or identifiable intangible assets.

As a result of the transaction being structured as a stock acquisition, Markland does not expect the goodwill to be deductible for tax purposes.

In connection with the EOIR acquisition, Markland also raised gross proceeds of $2,000,000 through a private placement of an additional 3,500 shares of its Series D Preferred Stock to a single institutional investor (see Note 9).

Between March 31, 2004 and June 30, 2004 Markland completed three private placements, issuing a total of 13,232,083 shares of common stock plus additional warrants for total proceeds of $9,679,000 ($8,226,845 net of issuance costs). Cash raised in these financings were used, in part, to fund the acquisition of EOIR.

Subsequent to June 30, 2005, Markland sold all of the outstanding stock of EOIR to its majority-owned subsidiary, Technest Holdings, Inc. pursuant to a Stock Purchase Agreement with Technest (see Note 17).

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Purchase of Technest Holdings, Inc. and Genex Technologies, Inc.

On February 14, 2005, Markland entered into definitive agreements with Technest Holdings, Inc., a Nevada corporation ("Technest"), a public company with no revenue and minimal assets and operations, Genex Technologies, Inc. ("Genex"), and certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneous with and conditioned upon the Technest acquisition of Genex.

In accordance with a Securities Purchase Agreement between Technest and Markland, Technest issued 412,650,577 (1,954,023 post reverse split) shares of its common stock to Markland in exchange for 10,168,764 shares of Markland’s common stock (“the Markland Investment”). On February 14, 2005, the common stock received from Technest represents a 93% interest in Technest’s common stock on a primary basis. Consequently, Technest became a majority owned subsidiary of Markland on February 14, 2005. The Securities Purchase Agreement contains provisions for Markland to deliver additional shares of its common stock to Technest in conjunction with the conversion of the Technest Series B Convertible Preferred Stock (see below).

Immediately after the acquisition by Markland of a controlling interest in Technest, certain investors paid $5,000,000 in cash for shares of Technest Series B Preferred Stock, Technest Series C Convertible Preferred Stock and five-year warrants to purchase Technest common stock (see Note 9).

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng (“Dr. Geng”), the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock valued at $6,101,259 (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Dr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that paid interest at the rate of 6% per annum. Dr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition, it is Technest’s opinion that Dr. Geng omitted material representations from the Merger Agreement and, as a result, Technest has not issued and does not intend to issue the promissory note, the additional shares of Markland common stock or the contingent consideration of Technest common stock, if any.

A summary of the allocation, as determined by an independent purchase price allocation analysis, of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

Cash and brokerage fee	$3,300,000
Shares of Markland Technologies, Inc. common stock	6,101,259
Total Purchase Price	$9,401,259

Fair value of net assets acquired:

Fair value of assets acquired -
Current assets, including cash of $784,484	$1,199,401
Property and equipment	44,000
Fair value of liabilities assumed -
Accounts payable & accrued expenses	(544,291)
Fair value of identifiable net tangible assets acquired	699,110
Intangible assets - intellectual property	161,111
In-process research and development	2,095,000
Commercialized patents	440,000
Contracts and customer relationships	1,130,000
Goodwill	4,876,038
Total Purchase Price	$9,401,259

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

As a result of the transaction being structured as a stock acquisition, Markland does not expect any goodwill resulting from the transaction to be deductible for tax purposes.

Genex is a supplier of advanced imaging, surveillance and security sensor technologies.

Unaudited Condensed Pro Forma Information

Unaudited condensed pro forma information for Markland's acquisition of EOIR , STR , Technest and Genex assuming they were acquired on July 1, 2003 is as follows:

	2005	2004

Revenues	$69,923,000	$65,134,000
Loss from operations	$(18,867,000)	$(7,059,000)
Net loss applicable to common stockholders	$(31,266,000)	$(12,780,000)
Net loss applicable to common stockholders per common share	$(0.41)	$(0.60)

Push Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing represent a collaborative group brought together to promote the acquisition of Genex, the push down basis of accounting has been applied to the acquisition of Technest by Markland. In accordance with the push down basis of accounting, Technest recorded Genex’s net assets, which are included in our consolidated financial statements, at their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above. Technest’s accumulated deficit was reset to zero as of the acquisition date. The purchase price was allocated to the estimated fair value of Genex’s assets and liabilities based on an independent purchase price allocation analysis.

4.	AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at June 30, 2005:

Amortizable intangibles - EOIR	$11,755,000
Amortizable intangibles - Ergo	400,000
Amortizable intangibles - STR	1,551,944
Amortizable intangibles - Technest	1,731,111
Total amortizable intangibles	$15,438,055
Accumulated amortization	(2,032,714)
Net amortizable intangibles	$13,405,341

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

The purchase price of $400,000 related to the January 2003 acquisition of Ergo was allocated entirely to a contract with the United States Government. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14, 2003. Amortization expense related to the contract for the years ended June 30, 2005 and 2004 was $133,333 and $133,332, respectively.

The intangible assets acquired from ASI on September 30, 2003 totaled $1,000,000. These assets were being amortized over a three-year period commencing October 1, 2003. At June 30, 2005 it was determined that future cash flows from this asset were not likely and the company recorded an impairment loss of $500,000. Amortization expense related to this contract for the years ended June 30, 2005 and 2004 was $250,000 in each year.

The excess of the purchase price of STR over the fair value of assets acquired was $6,006,808. Of this amount, $4,038,864 was allocated to goodwill and $1,967,944 to amortizable intangible assets. And, of that amount, $416,000 was allocated to existing contracts with a twenty-six month estimated economic life and the remaining $1,551,944 was allocated to customer relationships with an estimated economic useful life of ten years. Markland has recorded amortization expense of $155,195 and $532,396 for years ended June 30, 2005 and 2004 respectively. In the year ended June 30, 2004, due to the early completion of its major contract with the US Navy, the Company fully amortized the $416,000 which was allocated to existing contracts.

The excess of the purchase price of EOIR on June 29, 2004 over the fair value of assets acquired is $16,875,649. Of this amount, $5,120,649 was allocated to goodwill and $11,755,000 to amortizable intangible assets comprising contracts and customer relationships. This asset has an estimated useful life of nine years. Markland has recorded amortization expense for years ended June 30, 2005 and 2004 of $1,306,111 and $0, respectively.

The excess of the purchase price of Technest and Genex over the fair value of net tangible assets acquired is $8,702,149. Of this amount, $4,876,038 was allocated to goodwill, $2,095,000 to in-process research and development and $1,731,111 to amortizable intangible assets comprised of contracts and customer relationships and commercialized patents. The company has recorded amortization expense of $121,678 for the year ended June 30, 2005.

The intangible assets entitled "Acoustic Core" which had a carrying value of $1,300,000 are not available for commercial sale as of June 30, 2005. The Company has determined that any future cash flows from this technology are unlikely and has recorded an impairment loss of $1,300,000 for the year ended June 30, 2005.

Future amortization expense related to the above-acquired intangible assets over the next five years is as follows:

Years Ending
June 30,	Amount
2006	$1,854,545
2007	1,787,880
2008	1,787,880
2009	1,787,880
2010	1,670,130
$8,888,315

5.	GOODWILL

On the date EOIR was acquired by Markland, EOIR had a payable of $724,459 to the former stockholders related to possible taxes due in conjunction with the final pre-acquisition tax return. In the quarter ended December 31, 2004, this accrual was determined to no longer be required and no distributions are due to the former stockholders. This reduction in payables was considered an adjustment in the fair value of EOIR's net assets acquired and, accordingly, was recorded as a reduction in Goodwill of $724,459. In addition, actual transaction costs exceeded the original estimate by $177,639. These additional transaction costs, including the fair value of stock issued of $108,528, were recorded as an increase in Goodwill of $177,639 in the year ended June 30, 2005.

6.	LINES OF CREDIT

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Secured Convertible Revolving Credit Notes

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

The principal on the note and accrued interest totaling $518,459 was converted into 404,266 shares of Markland's common stock on April 12, 2004. All unamortized discount related to the beneficial conversion feature was charged to interest expense at that time. Amortization of the beneficial conversion feature for the year ended June 30, 2004 was $60,126.

Bank Line of Credit

EOIR established a $500,000 line of credit with Virginia Community Bank in October 1999. It is secured by current accounts receivable with variable interest at the prime lending rate (4% at June 30, 2004) plus 1%. The line of credit was extended in 2004 and increased to $600,000. The credit line was fully paid and expired in April, 2005.

7.	LONG-TERM DEBT

Note Payable - AI

In December 2003, Markland signed a note to finance an insurance premium. The unpaid balance of this note on June 30, 2004 was $4,098.

Note Payable - Bay View Capital

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

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Note Payable - STR Acquisition

On October 1, 2003, Markland issued a note to George Yang in the amount of $375,000 in connection with the acquisition of STR (see Note 3). This note was paid in full by December 31, 2004.

On March 15, 2004, Markland agreed to issue to George Yang $40,000 of cash and an additional 50,000 shares of common stock valued at $66,500 in exchange for his agreement to extend the note to October 15, 2004. These amounts were charged to interest expense in the statement of loss for the year ended June 30, 2004. Accounts payable at June 30, 2005, include $40,000 related to this agreement.

Notes Payable - EOIR Acquisition

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes is $9,532,044 as determined by an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note. During the years ended June 30, 2005 and 2004, $293,591 and $0, respectively, were amortized to interest expense. The carrying value and unamortized discount at June 30, 2005 was $8,213,385 and $1,174,365, respectively.

Other Long-Term Bank Debt

Markland's long-term bank debt consists of the following as of June 30, 2005:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest of LIBOR plus 2.75% (6.27% at June 30, 2005)	39,438
First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest of LIBOR plus 2.75%, (6.27% at June 30, 2005)	56,027
First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly payments of $3,514 including interest of 5.05%	22,128
American Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of $406 including interest of 4.70%	12,844
$130,437

Future debt maturities for all notes payable and long-term debt are as follows for the years ending:

June 30
2006	$709,943
2007	2,204,600
2008	2,203,644
2009	2,200,000
2010	2,200,000
Total	9,518,187
Less: debt discount	(1,174,365)
$8,343,822

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

The Convertible Notes are in the aggregate principal amount of five million two hundred thousand dollars ($5,200,000) and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the Convertible Notes. Under the terms of the Convertible Notes, $4,000,000 of the outstanding principal and interest is required to be prepaid by March 15, 2005. In the event the Investors do not receive such prepayment amount by March 15, 2005, then the Conversion Price shall automatically become the Adjusted Conversion Price which is the lower of $0.80 a share or 80% of the average of the Closing Prices during the five (5) Trading Days prior to the applicable Conversion Date. This shall not be an event of default. The Company did not make such prepayment by March 15, 2005. The remaining outstanding balance is due by September 21, 2005. At anytime, and at the option of the Investors, the outstanding principal and accrued interest of the Convertible Notes may be converted into shares of Markland's common stock at the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date.

Subsequent to June 30, 2005, the due date of these Convertible Notes was extended to December 20, 2005 (see Note 17).

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

Subject to conditions set forth in this financing, the Company may require the Investors to purchase $1,000,000 of Additional Notes on the Additional Closing Date.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

In conjunction with this financing, the Company issued 833,333 shares of common stock to investors that participated in the Company's April 2, 2004 private placement in exchange for their waiver and release of certain rights.

On September 21, 2004, Markland estimated the fair value of the Warrants and allocated the gross proceeds of $4,000,000 on a relative fair value basis between the Convertible Notes and the Warrants. Based on this analysis, Markland estimated that the relative fair value of the Warrants and Convertible Notes were approximately $1,659,000 and $2,341,000, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the Convertible Notes could convert into 6,500,000 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $3,054,000. Since the beneficial conversion feature exceeded the carrying value of the Convertible Notes, the recognition of the beneficial conversion feature was limited to $2,341,000. As a result, the Convertible Notes were recorded net of the fair value of the Warrants and beneficial conversion feature at $0 and will be accreted to $5,200,000, the face value of the Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $5,066,343 for the year ended June 30, 2005. The carrying value and unamortized discount at June 30, 2005 was $3,016,343 and $133,657 respectively.

In conjunction with the issuance of these Convertible Notes and Warrants, Markland incurred cash financing costs of $766,628. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $712,220 in the year ended June 30, 2005.

Warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 and three year term were issued as finders fees. The fair value of these warrants have been calculated at $887,374 and have been recorded as additional deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of these deferred financing costs was $859,271 in the year ended June 30, 2005.

See Note 10 for information regarding the December 28, 2004 reduction in the exercise price of the Warrants and related replacement warrants issued.

During the year ended June 30, 2005, notes with a face value of $2,050,000 were converted into 13,789,614 shares of the Company’s common stock.

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

The November Warrants entitle the November Investors to purchase an aggregate of 2,531,250 shares of our common stock, at any time and from time to time, through November 9, 2009 at an initial exercise price of $1.50 per share. The November Convertible Notes are in the aggregate principal amount of $1,755,000 and accrue interest daily at the rate of eight percent (8%) per year on the then outstanding and unconverted principal balance of the notes. Under the terms of the November Convertible Notes $1,000,000 of the outstanding principal and interest is required to be prepaid by March 15, 2005. In the event the November Investors do not receive such prepayment amount by the prepayment date then the conversion price shall automatically become the adjusted conversion price which is the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date. This shall not be an event of default. The Company did not make such prepayment by March 31, 2005. The remaining outstanding balance is due by September 21, 2005. The notes will mature on November 9, 2005. At any time, and at the option of the November Investors, the outstanding principal and accrued interest of the notes may be converted into shares of our common stock at the lower of $0.80 per share or 80% of the average of the closing prices during the five trading days prior to the applicable conversion date.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

On November 9, 2004, Markland estimated the fair value of the November Warrants and allocated the gross proceeds of $1,350,000 on a relative fair value basis between the November Convertible Notes and the November Warrants. Based on this analysis, Markland estimated that the relative fair value of the November Warrants and November Convertible Notes were approximately $571,513 and $778,487, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the November Convertible Notes could convert into 2,193,750 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $713,263. As a result, the November Convertible Notes were recorded net of the fair value of the November Warrants and beneficial conversion feature at $65,224 and will be accreted to $1,755,000, the face value of the November Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $1,653,818 for the year ended June 30, 2005. The carrying value and unamortized discount at June 30, 2005 was $534,538 and $101,182, respectively.

In conjunction with the issuance of these November Convertible Notes and November Warrants, Markland incurred financing costs of $175,530. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the November Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $112,050 in the year ended June 30, 2005.

The other terms of these notes and warrants are substantially the same as the Convertible Notes and Warrants Purchase agreement dated September 21, 2004 described above.

See Note 9 for information regarding the December 28, 2004, reduction in the exercise price of the November Warrants and related replacement warrants issued.

In the year ended June 30, 2005, notes with a face value of $1,245,000 were converted into 6,680,137 shares of the Company’s common stock.

Accrued interest of $372,102 related to both the September 21, 2004 and November 9, 2004 convertible notes was paid through the issuance of 2,623,467 shares of common stock. As a result of the common stock being issued at a discount, the Company recognized an additional beneficial conversion feature of $41,141.

8.	EQUITY LINE

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

Subsequent to June 30, 2005, the Company committed to enter into a new private equity credit agreement with Brittany (see Note 17).

9.	STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications, or limitations as determined by the Board of Directors.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

Deemed dividends related to this beneficial conversion feature were $0 and $884,270 for the years ended June 30, 2005 and 2004, respectively.

During the years ended June 30, 2005 and 2004, the Company accreted dividends of $0 and $184,478, respectively.

During the year ended June 30, 2004, all outstanding Series C Preferred Stock and dividends of $337,194 were converted into 6,029,844 shares of common stock.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

During the year ended June 30, 2004, Markland sold to a third party 7,166 shares of Series D Preferred Stock for gross proceeds of $5,402,000. Markland has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $3,555,500 for the year ended June 30, 2004. During the year ended June 30, 2005 Markland also issued 2,750 shares of Series D convertible stock, pursuant to an exchange agreement with Technest Holdings, Inc., in exchange for 632,182 shares of Technest Series B preferred stock. The Company recorded the Series D Preferred Stock at $339,968 which was the carrying value of the Technest Series B preferred stock and was previously included in Minority Interest (see below). The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $340,000 for the year ended June 30, 2005. The accretion of the beneficial conversion features on the Series D Preferred Stock has been recorded as a deemed dividend. The deemed dividends increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.

During the year ended June 30, 2005, 12,938 shares of Series D were converted into 73,810,693 common shares of the Company.

At June 30, 2005 there were 12,598 shares of Series D outstanding.

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

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Common Stock Issuances

During the year ended June 30, 2004, Markland issued the following shares of common stock.

On July 3, 2003, Markland entered into a consulting agreement for program management and project engineering services for Ergo Systems related border security activities. In conjunction with this agreement, Markland issued 25,000 fully vested shares of common stock valued at $102,000. This amount was charged to operations in the year ended June 30, 2004.

On July 24, 2003, Markland entered into an Agreement with Syqwest, Inc., a Rhode Island corporation, and related party, Under this Agreement, Syqwest agreed to receive 750,000 shares of Markland's restricted common stock as full consideration for $450,000 of unpaid services, which were performed by Syqwest in connection with the research efforts as it relates to the Vehicle Stopping Technology. Pursuant to the Agreement, Markland has the right at any time by written notice to repurchase from Syqwest these 750,000 shares of restricted common stock at a purchase price of $0.60 per share. Based on this redemption right and the restriction on the sale of such securities, Markland has valued these shares at the redemption price of $450,000.

During the year ended June 30, 2004, Markland issued to a consultant, 13,790 shares of common stock valued at $44,486. These fully vested shares were issued for enhanced media and corporate communications programs. This amount was charged to operations in the year ended June 30, 2004.

In November 2003, Markland entered into a one year agreement with a consultant to perform certain services with regard to investor relations for Markland. In consideration for these services, Markland agreed to issue a cumulative total of 90,908 shares of its common stock in quarterly installments of 22,727 shares. Since these shares are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares each period through the term of the agreement. As of June 30, 2004, the Company has recognized unearned compensation, additional paid in capital and stock compensation of $91,005, $273,012 and $182,011, respectively. In the quarter ended September 30, 2004, the Company issued these consultants 160,000 shares of common stock valued at $106,000 in order to settle and terminate the contract. All remaining unearned compensation was charged to expense in the year ended June 30, 2005.

In November 2003, Markland entered into an agreement with a consultant to prepare an equity research report. In consideration for these services, Markland issued a total of 37,099 shares valued at $105,732. This amount was charged to operations in the year ended June 30, 2004.

During the year ended June 30, 2004, Markland awarded three non-officer employees of Markland a total of 19,445 shares valued at $48,036.

During March of 2004, Markland issued 42,500 shares of common stock valued at $66,725 to ASI as a penalty for not having an effective registration statement for the shares issued to ASI. This amount was charged to interest expense in the year ended June 30, 2004.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

On March 15, 2004, in conjunction with the acquisition of STR, Markland agreed to issue to George Yang 50,000 shares of common stock valued at $66,500 in exchange for his agreement to amend a note payable. This amount was charged to interest expense in the year ended June 30, 2004.

On February 12, 2004, Markland entered into a one year agreement for investment banking services. This agreement calls for quarterly payments of $25,000 payable in stock. As of June 30, 2004, the Company has recognized unearned compensation, additional paid in capital and stock compensation of $50,000, $100,000 and $50,000, respectively. All remaining unearned compensation was charged to expense in the year ended June 30, 2005.

Pursuant to a private placement transaction completed on April 2, 2004, Markland issued the following:
•	3,333,333 shares of Markland common stock at $0.60 per share;

•	300,000 shares of Markland common stock in order to get the investors' consent to the private placement on April 16, 2004 (see below)

•	warrants to purchase 3,333,333 shares of Markland common stock at $1.00 per share with a three year term;

•	warrants to purchase 333,333 shares of Markland common stock at $1.40 per share with a three year term that were issued as finders' fees;

•
warrants to purchase 50,000 shares of Markland common stock at $1.00 per share with a three year term that were issued in order to get the investors' consent to the private placement on April 16, 2004 (see below).

Markland agreed to register for resale 150% of the 3,333,333 shares of its common stock in this offering and 110% of the 3,333,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants to cover the shares of its common stock, if any, issuable to certain selling stockholders as liquidated damages for breach of certain covenants contained in or as a result of adjustments contemplated by certain provisions of the Securities Purchase Agreement dated as of April 2, 2004 or the Registration Rights Agreement dated as of April 2, 2004. Markland also agreed to register 110% of the 383,333 shares of its common stock that are issuable to certain stockholders upon exercise of the warrants issued as finders' fee and in order to obtain the investors' consent.

Pursuant to a private placement transaction completed on April 16, 2004, Markland issued the following:
•	2,500,000 shares of Markland common stock;

•	warrants to purchase 3,333,333 shares of Markland common stock at $1.50 per share with a three year term;

•	warrants to purchase 25,000 shares of Markland common stock at $2.00 per shares with a three year term that were issued as finders' fees.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

Pursuant to a private placement transaction completed on May 3, 2004, Markland issued the following:

•	7,098,750 shares of its common stock;

•	warrants to purchase 7,098,750 shares of its common stock at $1.50 per shares with a three year term;

•	warrants to purchase 529,800 shares of its common stock at $1.50 per share with a three year term that were issued as finders' fees.

In conjunction with these three private placements, Markland received gross proceeds of $9,679,000 and net proceeds of $8,226,845 (after deducting finders' fees and transaction costs).

Markland has entered into compensation agreements with certain officers and a consultant (see Note 12) which provide for, among other things, certain performance-based stock grants. Due to the indeterminate number of shares to be issued under these agreements, Markland accounts for these stock compensation plans under variable accounting. Accordingly, for the year ended June 30, 2005, Markland recognized unearned compensation, additional paid in capital and stock compensation expense of $5,196,630, $10,277,728 and $5,084,587, respectively. For the year ended June 30, 2004, the Company recognized unearned compensation, additional paid in capital and stock compensation expense of $11,035,110, $15,414,419 and $4,379,309, respectively. In connection with these agreements, Markland issued 30,506,253 and 5,830,713 shares of common stock during the years ended June 30, 2005 and 2004, respectively.

During the year ended June 30, 2005, Markland also issued the following:

•	4,373,410 shares of its common stock to other employees and consultants as compensation.

•	73,810,693 shares of its common stock on conversion of 12,938 Series D shares.

•
833,333 shares of its common stock in connection with satisfying a negotiated settlement agreement with an existing investor and a result of the Convertible Note and Warrant Purchase Agreement entered into on September 21, 2004 (see Note 7).

•	9,193,750 shares of its common stock in connection with the exercise of warrants for gross proceeds of $5,516,250.

•	152,778 shares with a fair value of $70,278 of its common stock issued as settlement in connection with litigation.

•	20,469,871 shares of its common stock on conversion of secured convertible notes.

•	2,623,467 shares of its common stock in satisfaction of accrued interest on convertible notes

•	10,394,860 shares of its common stock in connection with the acquisition of Technest, Genex and EOIR.

Markland has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	29,000,000
Reserve for stock option plan	25,000,000
Reserve for conversion of Series A Preferred Stock	10,000
Reserve for conversion of Series D Preferred Stock	197,000,000
Reserve for conversion of Technest Series B preferred stock	20,000,000
Reserve for conversion of secured promissory notes	36,500,000
Total reserves	307,510,000

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

The Company is also obligated to issue certain shares under employment and consulting agreements (see Note 12).

Technest Series B Convertible Preferred Stock

In conjunction with Markland’s acquisition of Technest and Technest’s acquisition of Genex (see Note 3), Technest issued, among other securities, 1,149,425 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which Markland common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing the quotient of (a) $5,000,000 divided by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425. Technest has determined that there was a beneficial conversion feature limited to the allocated proceeds, in the amount of approximately $2,050,000 related to the issuance of the Series B Preferred Stock. This beneficial conversion feature will be recorded by the Company as a deemed dividend to the minority interest holders in the period in which the Series B Preferred Stock becomes convertible. On June 24, 2005, Markland exchanged 2,750 shares of the Company’s Series D preferred shares for 632,182 shares of Technest Series B Preferred Stock. Subsequent to year end, the Technest Series B Preferred Stock held by Markland was cancelled. In connection with this exchange, the Company recognized a beneficial conversion feature of $340,000 on the Series D preferred stock (see above).

Subsequent to June 30, 2005, the remaining Technest Series B Preferred Stock was exchanged for Markland Series D preferred stock (see Note 17).

Minority Interest

As of June 30, 2005, the minority interest in Technest is comprised of the following:

Outside investment in Technest common and preferred stock		$3,172,305
Deemed dividends related to beneficial conversion features of Technest preferred stock	2,174,858
Minority interest in net loss of Technest (7%)	(191,005)	1,983,853
Minority interest		$5,156,158

10.	OPTIONS AND WARRANTS

Options

In conjunction with the Company's acquisition of EOIR (see Note 3), the Company adopted the 2004 Stock Incentive Plan ("the Plan"). The Plan authorizes the Company to issue up to 25,000,000 of common shares in the form of options, stock awards, performance share awards or stock appreciation rights.

The Company also adopted the 2005 Stock Award Plan, which authorizes the Company to issue up to 25,000,000 shares of common stock in the form of stock awards.

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

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

One employee received five options, each of which allows for the purchase of a number of shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of the stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of the stock on the vesting date. The intrinsic value of these options based on the fair value of the stock on June 30, 2005 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of June 30, 2005, the maximum number of shares issuable under these options is 7,866,383.

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

In conjunction with an employment agreement with Dr. Mackin (see Note 12), the Company accelerated the vesting of Dr. Mackin’s options to purchase 1,250,286 shares of the Company’s common stock at a price of $.3775 per share. As a result of this modification, the Company remeasured the intrinsic value of the modified options and determined that there was no additional intrinsic value. The Company fully amortized the unearned compensation related to these options.

For the year ended June 30, 2005, the Company recorded $1,322,411 in amortization relating to the Plan options.

On May 18, 2005, the Company entered into a Restricted Stock Grant Agreement with Dr. Mackin, pursuant to which Dr. Mackin exchanged vested options to purchase 1,250,286 shares of the Company’s common stock at a price of $.3775 per share for 1,250,286 shares of Common Stock.  Subject to the terms of the Restricted Stock Grant Agreement, the shares of Common Stock issued to Dr. Mackin are subject to forfeiture in the event that Dr. Mackin’s tenure with the Company is terminated before a registration statement covering the shares has been declared effective by the Securities and Exchange Commission. In addition, four other employees also exchanged options to purchase 231,750 shares of common stock at $.3775 per share for 231,750 shares of the Company’s common stock. The Company charged to operations $166,613 relating to these exchanges of equity instruments.

Markland has also agreed to grant options to purchase an additional 5,000,000 shares of common stock to employees of EOIR in the future. Markland expects that these options will vest over five years after the date of grant and will have an exercise price equal to the fair market value of the common stock on the date of grant.

In connection with the acquisition of Genex (see Note 3), Markland agreed to replace options to purchase 312,000 shares of Genex common stock with fully vested options for the purchase of the same number of shares of Markland common stock with an exercise price equal to the fair value of Markland’s common stock on the closing date of the Genex acquisition ($0.60).

There were no options issued in the year ended June 30, 2005 and 3,344,293 were vested at June 30, 2005.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

SFAS No. 123 requires the measurement of the fair value of stock options, to be included in the statement of loss or disclosed in the notes to financial statements (see Note 2). The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS Nos. 123 and 148 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and weighted average information for the years ended June 30, 2005 and 2004 is as follows:

	2005	2004
Risk-free interest rate	3.53%	3.05%
Expected dividend yield -	--	--
Expected lives	9 years	3 years
Expected volatility	69%	149.4%
Weighted average fair value per share of options granted	$0.12	$0.71

Warrants
Private Placement Warrants

In connection with private placements of common stock in April and May 2004, the Company issued warrants to purchase a total of 13,870,216 shares of common stock at exercise prices between $1.00 and $1.50. Included in these are warrants to purchase 12,932,083 shares of common stock issued to investors in the private placements. The value of these warrants was recorded as additional paid in capital. The Company has estimated the fair value of these warrants on the grant date as $19,391,359. The remaining warrants to purchase a total of 938,133 shares of common stock were issued as finders' fees. Since these warrants are considered stock issuance costs, there is no net impact on equity. The Company has estimated the fair value of these warrants on the grant date as $1,116,945.

Trilogy Warrants

On December 7, 2004, we entered into an Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). Pursuant to that agreement, for a period of twelve months, Trilogy will provide publicity and marketing services for us. In addition, Trilogy will perform the functions of an in-house Investor Relations Officer for us. In return we are required to pay Trilogy a fee of $10,000 per month for twelve months. In addition, pursuant to this agreement, we issued to Trilogy warrants to purchase four million (4,000,000) shares of our common stock, par value $0.0001 per share, with an exercise price of $0.60 per share and three month vesting. We also issued warrants to purchase 400,000 shares of our common stock on substantially the same terms to an individual for the introduction to Trilogy. The fair value of these warrants was calculated at $2,391,592, was recorded as unearned compensation and additional paid-in capital and was to be expensed over the twelve months service period from December 7, 2004. In February 2005, we terminated our relationship with Trilogy and Trilogy agreed to cancel and return the outstanding warrants. The unamortized unearned compensation balance of $2,253,616 was reversed. Prior to cancellation, the Company recorded amortization of unearned compensation in Selling, General and Administrative expense of $137,976 related to this agreement.

DKR Warrants

On December 28, 2004, we entered into agreements with DKR Soundshore Oasis Holding Fund Ltd. and DKR Soundshore Strategic Holding Fund Ltd. (collectively "DKR") to amend terms of warrants issued to DKR on September 21, 2004 (the "DKR Warrants"), for the purchase of up to 6,500,000 shares of our common stock, $0.0001 par value per share issued in connection with our September 21, 2004 private placement (see Note 7). Specifically, subject to the terms and conditions contained in the DKR Amendment, the parties have agreed:

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
YEARS ENDED JUNE 30, 2005 AND 2004

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

During the year ended June 30, 2005, DKR exercised warrants to purchase 5,500,000 shares of the Company's common stock at $0.60 per share for proceeds of $3,300,000.

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

During the year ended June 30, 2005, Greenfield exercised warrants to purchase 750,000 shares of the Company's common stock at $0.60 per share for proceeds of $450,000.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

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

As a result of this modification of terms, Markland remeasured the fair value of the Southridge Warrants. Markland determined there was no material incremental value as a result of this remeasurement. Since the beneficial conversion feature originally measured (see Note 7) exceeded the proceeds allocated to the convertible notes, no additional beneficial conversion feature was recorded as a result of this modification.

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
YEARS ENDED JUNE 30, 2005 AND 2004

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

During the year ended June 30,, 2005, warrants for 1,625,000 shares of common stock were exercised for proceeds of $975,000.

James LLC Warrants

As set forth in the Lock-Up agreement with the Series D Holder dated September 21, 2004,the Company issued warrants to purchase one million eighty-eight thousand one hundred sixty (1,088,160) shares of Common Stock, at an exercise price of $0.60 per share on January 5,2005.

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

The majority of these replacement warrants were related to the private placements of convertible promissory notes for which full beneficial conversion features were recognized. Therefore, no additional value was assigned to them. However, the warrants issued to Stefansky and Rosenblum were originally recorded as deferred financing costs. Therefore, the value of the replacement warrants issued to Stefansky and Rosenblum, $189,476, was charged to non-cash interest expense in the year ended June 30, 2005

On March 29, 2005, we entered into agreements with DKR Soundshore Oasis Holding Fund Ltd. and DKR Soundshore Strategic Holding Fund Ltd. (collectively the "DKR Investors"); and Southridge Partners LP, Harborview Master Fund LP, Richard Rosenblum and David Stefansky (collectively the "Remaining Investors") to amend the exercise price of warrants to purchase an aggregate 8,443,750 shares of our common stock, $.0001 par value per share issued to the Remaining Investors on February 7, 2005 and to the DKR Investors on March 10, 2005 (the "Warrants"). According to the terms of the agreements, the exercise price of the Warrants will be amended to $.34 per share. All remaining terms and conditions of the Warrants remain unchanged. Markland determined there was no material incremental value as a result of this remeasurement.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

At June 30, 2005, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration

Issued in conjunction with April 2, 2004 private placement	3,333,333	$1.25	April 2, 2007
	333,333	$1.40	April 2, 2007
Issued in conjunction with April 16, 2004 private placement	2,500,000	$1.50	April 16,2007
	25,000	$2.00	April 16,2007
Issued in conjunction with May 3, 2004 private placement	7,098,750	$1.50	May 3, 2007
	529,800	$1.50	May 3, 2007
Issued in conjunction with September 21, 2004 convertible note	1,000,000	$0.60	September 21, 2009

Issued in conjunction with November 9, 2004 convertible note	337,500	$1.50	November 9, 2007

Issued in conjunction with December 7, 2004 consulting agreement	400,000	$0.60	November 30, 2007

Issued in conjunction with September 21, 2004 lock up agreement	1,088,160	$0.60	January 5, 2009

Issued in conjunction with March 29, 2005 agreement	8,443,750	$0.60	March 8, 2010
Total	25,089,626

Weighted average exercise price	$1.00
Weighted average remaining life		3.00 years

All warrant agreements contain anti-dilution provisions which, upon exercise, may cause the exercise price and number of shares of common stock issued to differ from those listed above.

11.	NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

Shares Potentially
Issuable
Series A Redeemable Convertible Preferred Stock	10,000
Series D Convertible Preferred Stock (convertible at 80% of market value)	197,000,000
Technest Series B preferred stock	20,000,000
Stock options	13,300,000
Warrants	29,000,000
Convertible Notes	36,500,000
Total as of June 30, 2005	295,810,000

12.	COMMITMENTS AND CONTINGENCIES

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
YEARS ENDED JUNE 30, 2005 AND 2004

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
YEARS ENDED JUNE 30, 2005 AND 2004

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

On December 7, 2004, we appointed Dr. Joseph P. Mackin as our chief operating officer. Dr. Mackin was a selling shareholder of EOIR when we purchased it on June 30, 2004. As part of that transaction, Dr. Mackin received $97,712.15 in cash and a promissory note for $662,288.00. The employment agreement for Dr. Mackin provides for a term of five years, beginning January 3, 2005. Dr. Mackin's salary is set at $300,000. The employment agreement accelerated the vesting date for options previously granted to Dr. Mackin and provides for periodic grants of the Company's Common Stock to Dr. Mackin, with a total grant of 6,750,000 shares. Dr. Mackin received initial grants totaling 4,500,000 in the year ended June 30, 2005. On May 18, 2005, the Company entered into a Restricted Stock Grant Agreement with Dr. Mackin, pursuant to which Dr. Mackin exchanged vested options to purchase 1,250,286 shares of the Company’s common stock at a price of $.3775 per share for 1,250,286 shares of Common Stock.  Subject to the terms of the Restricted Stock Grant Agreement, the shares of Common Stock issued to Dr. Mackin are subject to forfeiture in the event that Dr. Mackin’s tenure with the Company is terminated before a registration statement covering the shares has been declared effective by the Securities and Exchange Commission. These shares are unregistered shares and were granted in reliance on Section 4(2) of the Securities Act of 1933. The employment agreement provides for an acceleration of stock grants and payment to Dr. Mackin upon a change in control resulting in the voluntary or involuntary termination of a majority of the board of directors or the chief executive officer of an amount equal to the lesser of three times his then current salary or the salary owed through the end of the employment agreement. The employment agreement provides a mechanism whereby the Company may acquire all or a portion of the Common Stock granted to Dr. Mackin for a nominal sum in the event that his engagement with the Company is terminated prior to the registration of those shares.

In the year ended June 30, 2005, Markland recorded unearned compensation, additional paid-in capital and stock compensation of $5,196,630, $10,277,728 and $5,084,587, respectively, related to these agreements. For the year ended June 30, 2004, the Company recognized unearned compensation, additional paid in capital and stock compensation expense of $11,035,110, $15,414,419 and $4,379,309, respectively.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

In the year ended June 30, 2005, Markland paid cash bonuses totaling $1,975,000 to executives and consultants related to these agreements.

In connection with the STR acquisition, Markland entered into a one year consulting agreement, as amended on March 17, 2004, with the former President and principal of STR ("Consultant"). In consideration for the consulting services to be rendered by Consultant, Markland shall pay to Consultant the sum of $285,000 (the "fee"). The fee shall be payable as follows: $25,000 is payable on July 15, 2004, a second payment in the amount of $35,000, is payable on August 15, 2004, a third payment in the amount of $60,000 is payable on September 15, 2004, a fourth payment in the amount of $60,000 is payable on October 15, 2004, a fifth payment in the amount of $60,000 is payable on November 15, 2004 and the sixth and final payment in the amount of $45,000 is payable on December 15, 2004. As of June 30, 2005, Markland has accrued $225,625 related to this agreement.

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

Mr. Ducey resigned as a director of the Company on June 30, 2005.

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

As the result of exercising these repurchase rights, the unamortized unearned compensation balance accruing to Ken Ducey and Asset Growth Company of $4,340,798 was reversed.

Facility Rental

STR leases its location in Fredericksburg, Virginia, on a month-to-month basis without a formal agreement. Rent expense relating to this location was $6,937 per month. This location was vacated on December 31, 2004.

We have a five year lease for our executive offices of approximately 1,500 square feet located in Ridgefield, Connecticut and a month-to-month lease for a manufacturing facility of approximately 5,000 square feet located in Fredericksburg, Virginia. We also have an administrative office in Providence, Rhode Island which is utilized under a monthly sublease comprising approximately 4,000 square feet.

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

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

We also have several offices located in Fredericksburg, Virginia. One office with approximately 4,722 square feet., with a one year lease, one with 1,200 square feet with a 5 year lease, one with 10,000 square feet, with a five year lease, and one with 4,200 square feet, with a five year lease. Monthly lease amounts for these facilities total approximately $31,000.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006. The office space lease provides for annual increases of 3% to the base rent and requires the Company to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

In addition, we have a one year lease for an executive office located in Boston, Massachusetts. The monthly lease amount for this facility is approximately $6,000.

Total rent expense for the years ended June 30, 2005 and 2004 were $566,941 and $92,066 respectively.

Income Taxes

The Company is currently delinquent on its corporate state income tax filings. The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the years ended June 30, 2005 and 2004.

Government Contracts

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.  During an audit conducted in November 2004 covering the fiscal year 2002, the Defense Contract Audit Agency (“DCAA”) discovered significant deficiencies in Genex’s accounting system that resulted in misclassified and unallowable costs. As a result of this audit, Genex could be prevented from completing certain previous contracts awarded by the Department of Defense and may be required to refund amounts overbilled to its customers.  The Company has accrued $ 68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to June 30, 2005. At June 30, 2005, the company has determined that $102,228 is repayable to the government. This amount is included in accrued expenses at June 30, 2005.

13.	INCOME TAXES

There was no provision for federal or state income taxes for the years ended June 30, 2005 and 2004, due to the Company's operating losses and a full valuation reserve.

The Company's deferred tax asset before valuation allowance is approximately $14,982,000 and at June 30, 2005 consisted primarily of net operating loss carry forwards. The change in the valuation allowance for the year ended June 30, 2005 was approximately $5,588,000. The Company's net operating loss carry forwards of approximately $33,000,000 will expire in varying amounts through 2025. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

	2005	2004
Expected tax expense (benefit)	(35%)	(35%)

Increase (decrease) related to:
Permanent differences	14%	0%
Increase in valuation allowance on deferred tax asset	21%	35%
	0%	0%

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

14.	RELATED PARTY TRANSACTIONS

Robert Tarini, our chief executive officer is also chief executive officer of Syquest, Inc. Syquest performs software and engineering development for the Company and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the year ended June 30, 2004, $1,244,327 was paid to Syquest for these services and there was a payable due to Syquest of $40,607 at June 30, 2004.

On July 24, 2003, we entered into an agreement with Syqwest, Inc., in which we issued 750,000 shares of our common stock in exchange for the forgiveness of $450,000 for unpaid services performed by Syqwest in connection with research conducted in relation to our vehicle stopping technology. We have the right at any time by written notice to repurchase these shares from Syqwest at a price equal to $.60 per share. During the year ended June 30, 2005 Syquest provided $557,234 in engineering and software services and charged $72,000 for rent. At June 30, 2005, there was no outstanding payable to Syquest.

ipPartners, Inc. a corporation majority owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman, participated in 12.5% of the February 14, 2005 investor financing related to the acquisition of Genex by Technest.. This financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction.

During the year ended June 30, 2005, Technest billed $504,196 to EOIR for services performed on a sub-contract of EOIR. EOIR also provides administrative and accounting services to Technest. For the period ended June 30, 2005, the charge for these administrative and accounting services amounted to $326,241 which is based on actual time incurred by EOIR personnel on behalf of Technest and Genex. Technest also made cash advances to Markland in the amount of $273,885. The net amount due to Technest is $117,615. All intercompany transactions have been eliminated in consolidation.

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

Charles Wainer

On June 28, 2004, Charles Wainer filed a civil suit against Markland in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of Markland and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. On August 11, 2004, Markland answered the complaint and denied any liability. In September 2005 the trial of this matter was concluded. As a result, Markland anticipates that judgment will be entered against Markland and in favor of Mr. Wainer in an amount of approximately $482,000. At June 30, 2005, the Company has charged to Selling, General and Administrative expense $482,000 related to this matter.

Joseph R. Moulton

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

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

H & H Acquisition Corp.

On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest Holdings, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation's outcome. However, the Company could be adversely affected if the plaintiff prevails.

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin in January 2006.

Other

On November 22, 2002, a default Judgment in the sum of $30,106 including interest and related costs was entered against Technest regarding Bowne of Dallas. This amount is included in accounts payable as of June 30, 2005.

On December 7, 2004, the Company issued 152,778 shares of its Common Stock valued at $70,278 in settlement of a civil suit filed against Quest Net, Inc., a predecessor company to Markland, for the non-payment of a promissory note valued at $66,671.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows

16.	EMPLOYEE BENEFIT PLANS

EOIR has adopted a 401(k) plan for the benefit of certain employees. Essentially all EOIR employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. The Company contributed 6%, excluding bonuses on an annual basis, to those who have been employed for more than one year and remain employed on the last day of the year during the year ended June 30, 2005.

Genex maintains a Simplified Employee Pension (the SEP Plan) for all employees who have attained the age of 21 and have completed three years of service. Participants may make voluntary contributions up to the maximum amount allowed by law, but not to exceed 15% of each participant's eligible compensation. The combined totals of participant and Genex contributions may not exceed $30,000 by law. Genex contributions vest immediately to the participants.

Genex also maintains a defined contribution 401(k) profit sharing plan (the 401(k) Plan) for all employees except those who are non-resident aliens or are covered by a collective bargaining agreement. Participants may make voluntary contributions up to the maximum amount allowable by law but not to exceed 20% of the participant's eligible compensation. Genex contributions to the 401(k) Plan are at the discretion of management and vest to the participants ratably over a five-year period, beginning with the second year of participation.

Contributions and other costs of these plans in the year ended June 30, 2005 was $182,011.

17.	SUBSEQUENT EVENTS

Subsequent stock issuances

Subsequent to June 30, 2005, convertible promissory notes with a face value of $3,145,000 were converted into 87,795,999 shares of our common stock.

Subsequent to June 30, 2005, 3,830 shares of Series D Convertible Preferred Stock were converted into 45,840,657 shares of our common stock.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Reorganization and Stock Dividend

On August 17, 2005, Markland sold all of the outstanding stock of EOIR to its majority-owned subsidiary, Technest Holdings, Inc. pursuant to a Stock Purchase Agreement with Technest.  As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland, and, as a result, Marklnd’s ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of Technest’s convertible securities and the exercise of all warrants to purchase Technest common stock).  This reorganization did not result in a change of control of EOIR and as a result, no pro forma financial information is considered necessary.  We did not need stockholder consent in order to complete this reorganization. In connection with this reorganization, the Board declared a stock dividend of $10 million worth of its Technest common stock to Markland common stockholders up to a maximum of 2.5 million shares of Technest common stock.  The record date for the dividend is May 1, 2006 and the dividend date is July 5, 2006.  The actual number of shares of Technest common stock to be distributed will be calculated based on a per share price equal to the average closing price of the Technest Stock as reported by the National Association of Securities Dealers Automatic Quotations service for the ten trading days ending June 30, 2006; however, in no event shall the number of shares of the Technest common stock distributed exceed 2.5 million.

Appointment of Director

On August 15, 2005, Gino M. Pereira, our Chief Financial Officer, was elected to our board of directors to fill the vacancy left by the resignation of Kenneth P. Ducey. Mr. Pereira is party to an employment agreement with the Company dated January 2, 2005

Unregistered Sale of Equity Securities

On August 19, 2005, we entered into a definitive exchange agreement with the Deer Creek Fund LLC, (“Deer Creek”) pursuant to which we exchanged 114,943 shares of Technest Series B Preferred Stock (potentially convertible into 3,799,409 shares of Markland common stock based on the closing price of Markland’s common stock as of August 19, 2005) for 500 shares of Markland Series D Preferred Stock (convertible into 5,008,013 shares of Markland Common Stock as of August 19, 2005).  Concurrent with the exchange agreement, we entered into a registration rights agreement with Deer Creek in which we agree to submit a registration statement to the SEC covering the shares of Common Stock underlying the Series D on or before October 17, 2005.   In connection with this agreement, the Company will record a deemed dividend to preferred stockholders related to the additional common stock into which the Series D Preferred Stock converts over those into which the Technest Series B Preferred Stock converted.

Extension of Convertible Notes

On September 20, 2005, Markland Technologies, Inc. entered into an agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. (the “DKR entities”), the holders of Markland’s currently outstanding September 21, 2004 Secured 8% Convertible Notes (the “Notes”), to extend the maturity date of the Notes for ninety (90) days.  The Notes were due on September 21, 2005.  The Notes are now due on December 20, 2005.  As of September 20, 2005, the principal amount currently outstanding on these Notes is $2,523,750.

As consideration for the extension of the maturity date of the Notes, Markland agreed to issue to the DKR entities for no additional consideration secured convertible promissory notes identical in all respects to the Notes, but for the fact that the maturity date of such notes is January 20, 2006.  The original principal amount for the note to DKR Soundshore Oasis Holding Fund, Ltd. is $224,700 and the original principal amount for the note to DKR Soundshore Strategic Holding Fund, Ltd. is $52,675 (collectively, the “New Notes”).  The New Notes have all the rights and preferences of the Notes as set forth in the Securities Purchase Agreement, dated September 21, 2004, between Markland and the investors signatory thereto.  Markland also agreed to prepare and file with the Securities and Exchange Commission a registration statement on Form SB-2 covering the resale of the shares of Markland common stock, $.0001 par value per share, issuable upon conversion of the New Notes (the “Underlying Stock”).  The Underlying Stock is deemed Registrable Securities as defined in the Registration Rights Agreement, dated September 21, 2004, between Markland and the investors signatory thereto, and afforded all the rights and obligations of Registrable Securities, provided, however, that the Filing Date (as defined in the aforementioned Registration Rights Agreement) of the registration statement on Form SB-2 covering the resale of the Underlying Stock shall be no later than October 17, 2005.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

Markland also entered into a stock pledge agreement (the “Pledge Agreement”) with the DKR entities pursuant to which Markland pledged 3,000,000 shares of Technest Holdings, Inc. Common Stock currently owned by Markland to secure Markland’s obligations under the New Notes.

October 4, 2005 Agreement.

On October 4, 2005, we entered into an agreement with our majority owned subsidiary, Technest Holdings, Inc., or Technest, and four institutional investors which are holders of our and Technest’s securities. A copy of this agreement is filed as an attachment to our current report on Form 8-K as Exhibit 10.1. We refer to this agreement as the October 4 Agreement. The purpose of the October 4 Agreement was to amend the certain prior agreements involving our and Technest’s securities in light of the recent reorganization described in our current report on Form 8-K filed on August 18, 2005. The material terms of the October 4 Agreement include following:

•	Amendments to Series D Preferred Stock Restriction Agreement

As part of the October 4 Agreement, we have agreed to amend the terms of the Series D Preferred Stock Restriction Agreement entered into on January 5, 2005 between us and James, LLC, our largest Series D preferred stock shareholder.

Termination of Series D Preferred Stock Restriction Agreement. We have agreed to amend the termination provisions of the Series D Preferred Stock Restriction Agreement. As amended, the agreement, other than provisions relating to a private equity credit agreement with Brittany Capital Management, Ltd. discussed below, will terminate upon the earlier to occur of (i) full payment by us, or full conversion by the holders, of all outstanding convertible promissory notes, as of October 4, 2005, held by DKR Soundshore Oasis Holding Fund, Ltd, DKR Soundshore Strategic Holding Fund, Ltd. and Harborview Capital, and their affiliates, or (ii) January 15, 2006. Prior to this amendment, the agreement terminated on such date as James LLC no longer held any shares of our Series D preferred stock.

As of October 4, 2005, we owed an aggregate of $1,276,125 pursuant to our convertible promissory notes held by DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Harborview Capital, and their affiliates. Of the outstanding convertible notes held by the DKR entities, the principal amount of $973,750 is currently due on December 21, 2005 and the principal amount of $277,375 is currently due on January 20, 2006. The remaining principal amount of $25,000 under the convertible promissory note held by Harborview is due on November 9, 2005. Additional information concerning these promissory notes can be found in our current reports on Form 8-K filed on September 20, 2005, September 23, 2004 and November 15, 2004, which are incorporated herein by reference.

Upon of the termination of the Series D Preferred Stock Restriction Agreement, James LLC will no longer be subject to that agreement’s limitations on sales of both shares of Series D preferred stock and shares of our common stock issuable upon conversion of the Series D preferred stock

Amendment of Provisions Relating to the Equity Line Registration. We have agreed to amend the provisions of the Series D Preferred Stock Restriction Agreement relating to our commitment to enter into a private equity credit agreement with Brittany Capital Management, Ltd. As amended, we have committed to enter into a private equity credit agreement on usual and customary terms in the amount of $5,000,000 and we have agreed to use our best efforts to file a registration statement providing for the resale of shares of our common stock issued pursuant to such equity line, of at least $1,000,000 in value, as soon as practicable but no later than October 17, 2005. Prior to this amendment, the Series D Preferred Stock Restriction Agreement required us to enter into a private equity credit agreement for an amount of $10,000,000 and we were required to register for resale all of the shares of our common stock to be issued pursuant to such equity line.

In addition, we have agreed to pay liquidated damages in the amount of $50,000 per month, or pro-rata portion thereof, should we fail to file and have declared effective a resale registration statement in connection with the equity line referred to above, by November 30, 2005.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

If we complete a private equity credit agreement with Brittany Capital Management, Ltd., any proceeds we receive from the equity line will be subject to restrictions on use. Pursuant to a Securities Purchase Agreement, dated September 21, 2004, by and among us and DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd., 75 percent of all proceeds received pursuant to a private equity line must first be used to satisfy our obligations under those certain convertible promissory notes held DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. A copy of this Securities Purchase Agreement was filed as an attachment to our current report on Form 8-K filed on September 24, 2004.

Payment of Liquidated Damages to Brittany Capital Management, Ltd. Upon signing the October 4 Agreement, we issued to Brittany Capital Management, Ltd. 3,750,000 shares of our common stock in satisfaction of liquidated damaged due in connection with the Series D Preferred Stock Restriction Agreement. The payment of shares was made in lieu of a cash payment for $150,000 due to Brittany Capital Management, Ltd. for failure to cause a registration statement to be declared effective by June 15, 2005, covering the resale of securities to be issued pursuant to a private equity agreement with Brittany Capital Management, Ltd. discussed above. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D. We have granted Brittany Capital Management, Ltd. the right to include these shares in the same resale registration statement, to be filed prior to October 17, 2005, covering the shares of common stock to be issued pursuant to a private equity line with Brittany Capital Management, Ltd. discussed above.

•	Exchange Agreements

Concurrently with the execution of the October 4 Agreement, we entered into definitive exchange agreements with Southridge Partners, LP and Southshore Capital Fund, Ltd. pursuant to which we exchanged an aggregate of 402,293 shares of Technest Series B preferred stock (convertible as of October 4, 2005 into 36,966,677 shares of Markland common stock) for 1,750 shares of our Series D preferred stock (convertible into 67,808,413 shares of Markland common stock as of October 4, 2005).

The following table illustrates the number of shares of Markland Series D preferred stock received by each of the investors in exchange for their holdings in Technest Series B preferred stock.

Investors	Number of Shares of Technest Series B preferred stock held prior to the Exchange	Number of Shares of Markland Common Stock issuable upon conversion of Technest Series B preferred stock	Number of Shares of Markland Series D preferred stock received pursuant to the Exchange Agreement	Number of Shares of Markland Common Stock issuable upon conversion of Markland Series D preferred stock
Southshore Capital Fund, Ltd.	57,466	5,277,769	250	9,616,919

Southridge Partners, LP	344,827	31,688,908	1,500	58,191,494

After giving effect to the exchanges described above, there are no longer any shares of Technest Series B preferred stock outstanding. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

As incentive to enter into the exchange agreements, we have granted Southshore Capital Fund, Ltd. and Southridge Partners, LP the right to include the shares of common stock underlying the conversion of our Series D preferred stock, issued pursuant to the exchange agreements, in the resale registration statement to be filed in connection with the private equity line with Brittany Capital Management, Ltd., discussed above.

•	Amendment to Registration Rights Agreement

Also in connection with the execution of the exchange agreements, we agreed to issue to Southshore Capital Fund, Ltd. and Southridge Partners, LP shares of our common stock in lieu of any liquidated damages pursuant to a registration rights agreement, dated February 14, 2005, by and among Markland and the holders of the Technest Series B preferred stock. A copy of this registration rights agreement has been filed as an attachment to our current report on Form 8-K, filed on February 15, 2005, as Exhibit 4.1. The shares of our common stock to be issued to Southshore Capital Fund, Ltd. and Southridge Partners, LP shall be equal to four percent (4%) per month, or pro-rata portion thereof, of the stated value of the Technest Series B preferred stock exchanged by each investor, for the period beginning on June 29, 2005 and continuing through the effective date of a resale registration statement covering the shares of common stock to be issued upon conversion of our Series D preferred stock issued in the exchange. Liquidated damages shall be payable at the beginning of each calendar month in the form of our restricted common stock valued at the lesser of $0.04 per share or the average closing bid price for our common stock for the five (5) trading days immediately preceding the due date. Southshore Capital Fund, Ltd. and Southridge Partners, LP shall have the right include such shares, issued in satisfaction of liquidated damages, in the resale registration statement to be filed pursuant to the private equity line with Brittany Capital Management, Ltd. The stated value of each share of Technest Series B preferred stock is $2.175. For illustrative purposes, assuming such registration statement is declared effective on November 30, 2005, the aggregate amount of liquidated damages that will be payable to Southshore Capital Fund, Ltd. and Southridge Partners, LP in connection with these exchange agreements would be approximately $175,000.

•	Markland Warrant

Concurrently with the execution of the October 4 Agreement, we agreed to issue a warrant to purchase 750,000 shares of our common stock to Greenfield Capital Partners LLC. The warrants expire on February 10, 2010 and have an exercise price of $0.34 per share and are substantially in the form attached to this current report on Form 8-K as Exhibit 10.5. These warrants are exercisable immediately. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

Termination of Ridgefield leases

On October 4, 2005, we entered into an agreement with Southridge Holdings LLC for the early termination of our leases for office space located at 90 Grove Street, Executive Pavilion, Ridgefield, Connecticut. One of the leases terminated was for space occupied by our majority owned subsidiary, Technest Holdings, Inc. As consideration for the termination of the lease obligations, we agreed to pay $75,000 in cash and issue to Southridge Holdings LLC 3,125,000 shares of our restricted common stock. We have agreed to register the shares to be issued to Southridge Holdings LLC in a resale registration statement to be filed with the SEC on or before October 17, 2005. In addition, if we fail to cause such registration statement to be declared effective by November 30, 2005, we shall pay Southridge Holdings LLC $2,500 per month, or pro-rata portion thereof, as liquidated damages. Liquidated damages shall be payable in shares of our common stock valued at the lesser of $0.04 or the average of the closing bid prices for our common stock for the five days immediately preceding the due date of the liquidated damages.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 8A.   CONTROLS AND PROCEDURES

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

        The limited size of our internal financial and controls staff did not permit a significant amount of time or expense on monitoring and oversight of our general administrative and financial functions. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters, Markland: (i) had less than the desirable number of people performing a majority of the financial duties, (ii) lacked the desired internal financial and controls staff resources for a comprehensive internal audit function, and (iii) in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

In August 2005, management hired a controller to increase our capabilities in the finance, accounting and internal control functions. The addition of another accounting professional will expand the numbers of members of our staff with knowledge of accounting issues and technical accounting literature and interpretive material. We will continue to review whether we need additional accounting personnel.

Other than as stated above, there is no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Each director serves as director until his successor is duly elected and qualified. Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships between our executive officers and directors. Our executive officers and directors are as follows:

Name	Age	Position	Year Began
Robert Tarini	46	Chief Executive Officer, Chairman of the Board of Directors	2002
Joseph P. Mackin	55	President, Chief Operating Officer and Director	2004
Gino M. Pereira	47	Chief Financial Officer and Director	2004

Each director serves for a term beginning on the date they are first elected or appointed and continuing until the next succeeding annual meeting of stockholders.

ROBERT TARINI has served as our Chief Executive Officer since November 14, 2003 and as our chairman of the board of directors since December 9, 2002. In addition, since February 14, 2005, Mr. Tarini has served as the Chief Executive Officer and chairman of the board of directors of our majority owned subsidiary, Technest. In April 2003, Mr. Tarini founded Syqwest Inc., a firm which specializes in the design and manufacture of acoustic remote sensing devices utilized in marine and land based applications. In April 2001, Mr. Tarini founded Trylon Metrics Corp., a developer of acoustic remote sensing technology, and acted as President of Trylon from April 2001 to present. In May 2001, Mr. Tarini founded ipPartners Inc. and has served as its President to present. ipPartners Inc. specializes in the development of acoustic remote sensing devices. Since 1999, Mr. Tarini has served as the chief executive officer of Ocean Data Equipment Corporation, where he oversaw the design and development of a complete line of scientific instruments targeted for geophysical and hydrographic research, and developed a remote sensing technique, which is currently being applied to detecting illicit materials. From June 1982 to July 1990, Mr. Tarini worked at Raytheon, where he designed active sonar and sonar trainers for US and foreign customers which were installed onto every 688 class attack submarine and every SQQ-89 surface ship combat system, in total, over 100 seafaring vessels.

DR. JOSEPH P. MACKIN has been a member of our board of directors since July 13, 2004 and has served as our Chief Operating Officer since December 7, 2004. On March 23, 2005, he was appointed President of Markland. Dr. Mackin has been with EOIR for four years and is currently the President and CEO of EOIR. In addition, Dr. Mackin has been the President and a member of the board of directors of our majority owned subsidiary, Technest, since April 1, 2005. Dr. Mackin is responsible for strategic technology development and Homeland Security initiatives as well as a key participant in corporate day-to-day operations at EOIR. He has served on numerous government panels and committees, and has had an extensive career in the military in weapons systems development and acquisition. Prior to joining EOIR, Dr. Mackin was an Assistant Sensor Systems Group Leader at MIT Lincoln Laboratories where, among other things, he served as the system integration lead for the Smart Sensor Web program. Dr. Mackin holds a PhD in Physics from the Massachusetts Institute of Technology and a BS in Engineering from the United States Military Academy at West Point. He is a graduate of the Defense Systems Management College, and hold a DoD level 3 certification (the highest) in both R&D and Project Management. He is a retired Colonel in the United States Army.

GINO M. PEREIRA has served as Markland's Chief Financial Officer since December 7, 2004 and as a director of Markland since August 15, 2005. Since February 14, 2005, Mr. Pereira has also served as the Chief Financial Officer of our majority owned subsidiary, Technest. Mr. Pereira currently serves on the Board of Directors of Teletrak Environmental Systems. From 1991 through 2000, Mr. Pereira was employed by CDC Technologies, Inc., located in Oxford, Connecticut. From 1991 through 1998, Mr. Pereira was CDC Technologies' Executive Vice-President and Chief Financial Officer. In 1999, Mr. Pereira assumed the role of Chief Operating Officer of CDC Technologies. Mr. Pereira remained in that role through 2000. In January 2001, Mr. Pereira assumed the position of Chief Operating Officer of CDC Acquisition Corporation, a subsidiary company of Drew Scientific Group plc. Mr. Pereira remained in that position until November 2001, when he became a principal at Interim Management Solutions in Oxford, Connecticut. During his tenure at Interim Management Solutions, Mr. Pereira has acted as an interim or part-time Chief Financial Officer or Chief Operations Officer for numerous small and emerging companies. In January 2003, Mr. Pereira also became a Managing Director of Kiwi Securities, Inc., an independently owned investment banking firm, a post he held until December 7, 2004. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK).

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

Based solely on a review of the Forms 3, 4 and 5, and amendment thereto and written representations provided to us, we believe that during the fiscal year ended June 30, 2005, the following Reporting Persons either filed or will file late reports:

o     Robert Tarini, our Chief Executive Officer and Director reported transactions on Forms 4 filed on October 29, 2004, February 23, 2005, February 25, 2005, June 15, 2005 and June 30, 2005 that we believe should have been reported earlier on Forms 4. We are not aware of any outstanding report required to be filed by Mr. Tarini.

o     Joseph Mackin, our President, Chief Operating Officer and Director, filed an initial report under Section 16(a) on October 12, 2004 that we believe should have been earlier filed. This delayed report did not involve any transaction in our common stock. Dr. Mackin reported transactions on a Form 4 filed on June 2, 2005 that we believe should have been reported earlier on a Form 4. We are not aware of any outstanding report required to be filed by Dr. Mackin.

o     Gino Pereira, our Chief Financial Officer and Director, filed an initial report under Section 16(a) of the Securities Exchange Act of 1934 on January 5, 2005 that we believe should have been earlier reported on Form 3. This delayed report does not involve any transaction in our common stock but rather is related to his election as our Chief Financial Officer. Mr. Pereira reported transactions on a Form 4 filed on May 31, 2005 that we believe should have been reported earlier on a Form 4. We are not aware of any outstanding report required to be filed by Mr. Pereira.

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

EXECUTIVE OFFICER COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning the compensation earned by our chief executive officer and our other executive officers for services rendered for the fiscal years ended June 30, 2003, June 30, 2004 and June 30, 2005.

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)
Robert Tarini (1) Chief Executive Officer and Chairman of the Board of Directors	2005 2004 2003	$ 300,000 $ 210,000 $ 120,000	$ 600,000 $ 150,000	$ 60,000	$4,123,470 (2) $3,033,130
Joseph P. Mackin (3) President, Markland Executive Vice President, EOIR	2005 2004 2003	$ 282,916 $ 190,000	$ 437,000	$ 24,000	$1,930,034 (4)
Gino M. Pereira (5) Chief Financial Officer	2005	$ 175,000	$ 275,000	$ 20,000	$2,220,000 (6)
Kenneth P. Ducey, Jr. (7) President and Chief Financial Officer	2005 2004 2003	$ 217,500 $ 240,000 $ 180,000	$ 450,000 $ 130,000	$45,000	$3,659,503 (8)
Gregory A. Williams (9) Vice President, EOIR	2005 2004 2003	$ 165,225 $ 135,000				1,250,286
________________________
(1)	Mr. Tarini assumed the rule of Chief Executive Officer upon in November 2003.
(2)
Consists of 8,946,230 shares of common stock valued at an average price of $0.46 per share based on the closing market price as of the date of grant. These shares were not registered on the date of grant.

(3)	On March 23, 2005, we appointed Dr. Mackin as President of Markland.
(4)	Consists of 5,750,286 shares of common stock valued at an average price of $0.34 per share based on the closing price as of the date of grant. These shares were not registered on the date of grant.
(5)	On December 7, 2004, we appointed Gino Pereira as our Chief Financial Officer. From August 2004 to December 7, 2004, Mr. Pereira had been acting as a paid consultant to us in matters involving finances. As of November 18, 2004, Mr. Pereira had received $62,497 for his consulting services.
(6)	Consists of 3,000,000 shares of common stock valued at an average price of $0.74 per share based on the closing market price as of the date of grant.
(7)	On December 7, 2004, Kenneth P. Ducey, Jr. resigned as the Chief Financial Officer of Markland. On March 23, 2005, we removed Mr. Ducey as President of Markland, and terminated his engagement as director and officer of our wholly owned subsidiaries - Ergo, STR, and STI. We also exercised our option to repurchase 6,555,088 shares of common stock at $0.01 per share.
(8)	Consists of 5,079,839 shares of common stock valued at an average price of $0.60 per share based on the closing market price as of the date of grant.

(9)
On November 1, 2004, Gregory A. Williams notified our Board of Directors of his resignation from the Board and his positions as Director, Executive Vice President, Chief Financial Officer, and Chief Operating Officer of our then wholly owned subsidiary, EOIR Technologies, Inc. Mr. Williams was a shareholder of EOIR prior to the acquisition of EOIR on June 29, 2004. To our knowledge, Mr. Williams' resignation was not in connection with any disagreement concerning matters relating to the Company's operations, policies or practices. On November 1, 2004, we entered into an agreement with Mr. Williams and EOIR detailing the terms and conditions of Mr. Williams' resignation, including, among other things, (a) payment to Mr. Williams of twelve months of severance and all accrued and unused vacation time, (b) continuation of benefits until the earlier of December 31, 2005 or when Mr. Williams finds new employment, (c) acceleration of vesting of 40% of the non-statutory stock options held by Mr. Williams; and (d) reaffirmation by Mr. Williams of his confidentiality and non-competition obligations and an agreement not to compete with or solicit employees from EOIR for a period of twelve (12) months.

EMPLOYMENT AGREEMENTS

Employment Agreement With Robert Tarini

On December 30, 2004, we entered into an employment agreement with Mr. Tarini. This agreement supplants a previous employment agreement with Mr. Tarini dated May 12, 2004, which was terminated. Mr. Tarini's employment agreement provides for:

•	Mr. Tarini to commence his service as our chairman of the board of directors and chief executive officer a term of five years beginning on January 2, 2004;

•	a base salary of $25,000.00 per month (total of $300,000.00 per year);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the employee in the performance of his duties under this agreement;

•	up to $5,000 monthly for auto expense, business office expense and medical and life insurance expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to Mr. Tarini's services;

•	eligibility to receive a bonus if we achieve revenue and revenue and profit milestones set by the board of directors; and

•	conditional stock awards granted at different periods, earned based upon a performance criteria achieved by Markland and set by the board of directors.

This employment agreement provides for periodic grants of our common stock to Mr. Tarini. Each individual grant is conditioned upon Markland achieving performance objectives, based on a plan to be ratified by our board of directors during regularly scheduled meetings for each of the applicable years. The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

Grant	Stock Percentage	Date For Grant
Grant One	2.5%	April 1, 2004
Grant Two	1.0%	July 1, 2004
Grant Three	1.0%	October 1, 2004
Grant Four	2.0%	January 3, 2005
Grant Five	1.0%	July 1, 2005

As reported in our current report on Form 8-K filed on January 7, 2005, the first grant, made on January 3, 2005, was for 2,867,458 shares. The resale of these shares was subsequently registered with the SEC.

Shares issued to Mr. Tarini are non transferable and subject to forfeiture. If Markland files a registration statement following the date of the final grant, Mr. Tarini has the right to participate in such registration statement. The agreement also provides for preemptive rights in connection with potentially dilutive events for a period of five years from the effective date of the agreement.

Mr. Tarini will be eligible to receive a bonus of up to 300% of his annual base salary. For any quarter of the Company's operations, Mr. Tarini will be eligible for a portion of his bonus if Markland achieves revenue and profit milestones set forth by the board of directors in its periodic meetings. For the first year of the agreement, the revenue milestone was $1 million in each quarter and $6 million for calendar year 2004. On February 23, 2005, Mr. Tarini received a cash bonus in the amount of $350,000.

The employment agreement provides that in the event that Mr. Tarini's engagement with us is terminated by us without cause (as that term is defined in Section 8 of the agreement), or by Mr. Tarini for "Good Reason" (as that term is defined in Section 8(f) of the agreement) we will continue to pay Mr. Tarini's cash salary and provide health insurance through the earlier of (a) three months from the date of termination or (b) until Mr. Tarini finds other full time employment. In the event that Mr. Tarini's employment with us is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The employment agreement contains a change in control provision that provides that, upon a change in control resulting in a change in the majority ownership of us, resignation or termination of a majority of the current board of directors within a two month period, or replacement of the chief executive officer or president, all pending stock grants will immediately be granted and an amount equal to the lesser of three times his then current cash salary or the cash salary owed through the end of the employment agreement will be placed in an escrow account.

The employment agreement provides that in the event that Mr. Tarini ceases to be employed by Markland, for any reason or no reason, with or without cause, we may, at our own discretion, acquire all or a portion of the common stock granted to Mr. Tarini, at a price of $0.01 per share. Provided that such repurchase options may only be exercised for those shares that have not been registered with the SEC, or sold pursuant to Rule 144.

Recent Amendment to Mr. Tarini’s Employment Agreement. On May 17, 2005, we entered into an amendment (the “Tarini Amendment”) to Mr. Tarini’s employment agreement dated December 30, 2004 (the “Tarini Agreement”), to accelerate the final stock grant due to Mr. Tarini.

•
Specifically, pursuant to the terms of the Tarini Agreement, we were required to issue to Mr. Tarini a number of shares of its common stock equal to 1.0% of our fully diluted outstanding shares of common stock.

•
Pursuant to the terms of the Tarini Amendment, this award was accelerated to become due on May 16, 2005. As a result, on May 18, 2005 the Company issued 3,866,391 shares of Common Stock to Mr. Tarini. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The Tarini Agreement was filed as Exhibit 99.4 to the Company’s current report on Form 8-k filed with the SEC on January 7, 2005, and is incorporated herein by reference. The form of the Tarini Amendment was filed as an Exhibit to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, and is incorporated herein by reference.

Employment Agreement With Joseph P. Mackin

On December 30, 2004, we entered into an employment agreement with Dr. Mackin. Dr. Mackin's employment agreement provides for:

•	Dr. Mackin to commence his service for Markland as our chief operating officer;

•	a term of five years beginning on December 15, 2004;

•	a base salary of $25,000.00 per month (total of $300,000.00 per year);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the employee in the performance of his duties under this agreement;

•	up to $4,000 monthly for auto expense, business office expense and medical, life insurance and other personal expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to Dr. Mackin's services;

•	eligibility to receive a bonus if we achieve revenue and revenue and profit milestones set by the board of directors; and

•	conditional stock awards granted at different periods, earned based upon a performance criteria achieved by the Company and set by the board of directors.

The employment agreement accelerated the vesting date for options previously granted to Dr. Mackin in connection with the acquisition of EOIR by Markland. These options have an exercise price equal to $0.3775 per share of common stock.

The employment agreement provides for periodic grants of our common stock to Dr. Mackin. Each individual grant is conditioned upon Markland achieving performance objectives, based on a plan to be ratified by the board of directors during regularly scheduled meetings for each of the applicable years.

Grant	Number of Shares	Grant Date
Grant One	2,000,000	January 3, 2005
Grant Two	2,500,000	May 16, 2005
Grant Three	750,000	January 3, 2007
Grant Four	750,000	January 3, 2008
Grant Five	750,000	January 3, 2009

As reported in our current report on Form 8-K filed on January 7, 2005, the first grant, made on January 3, 2005, was for 2,000,000 shares. The resale of these shares was subsequently registered with the SEC.

Shares issued to Dr. Mackin are non transferable and subject to forfeiture. If Markland files a registration statement following the date of the final grant, Dr. Mackin has the right to participate in such registration statement. The agreement also provides for preemptive rights in connection with potentially dilutive events for a period of five years from the effective date of the agreement.

Dr. Mackin will be eligible to receive a bonus of up to 300% of his annual base salary. For any quarter of the Company's operations, Dr. Mackin will be eligible for a portion of his bonus if the Company achieves revenue and profit milestones set forth by the board of directors in its periodic meetings. On February 23, 2005, Joseph P. Mackin received a cash bonus equal to $350,000.

The employment agreement provides that in the event that Dr. Mackin's engagement with us is terminated by us without cause (as that term is defined in Section 8 of the agreement), or by Dr. Mackin for "Good Reason" (as that term is defined in Section 8(f) of the agreement) Dr. Mackin's options will immediately vest and we will continue to pay Dr. Mackin's cash salary and provide health insurance through the earlier of (a) expiration of this employment agreement or (b) until Dr. Mackin finds equivalent full time employment. In the event that Dr. Mackin's employment with us is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The employment agreement contains a change in control provision that provides that, upon a change in control resulting in the a change in the majority ownership of Markland, resignation or termination of a majority of the current board of directors within a two month period, or replacement of the chief executive officer, all pending stock options will immediately vest and an amount equal to the lesser of three times his then current cash salary or the cash salary owed through the end of the employment agreement will be placed in an escrow account for distribution to Dr. Mackin.

The employment agreement provides that in the event that Dr. Mackin ceases to be employed by Markland, for any reason or no reason, with or without cause, we may, at our own discretion, acquire all or a portion of the common stock granted to Dr. Mackin, at a price of $0.01 per share; provided that such repurchase options may only be exercised for those shares that have not been registered with the SEC, or sold pursuant to Rule 144.

Recent Amendment to Dr. Mackin’s Employment Agreement. On May 17, 2005, we entered into an amendment (the “Mackin Amendment”) to the employment agreement dated December 30, 2004 to accelerate certain stock grants due to Dr. Mackin under the Mackin Agreement as well as to reflect the March 23, 2005 appointment of Dr. Mackin as president of Markland. Specifically, subject to the terms of the Mackin Amendment, Dr. Mackin shall be entitled periodic grants, on the dates and in the amounts listed below, of the Company’s common stock. Each individual grant is conditioned upon Markland achieving performance objectives, based on a plan to be ratified by the board of directors during regularly scheduled meetings for each of the applicable years.

As a result, on May 18, 2005, the Company issued 2,500,000 shares of common stock to Dr. Mackin. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The Mackin Agreement was filed as Exhibit 99.6 to the Company’s current report on Form 8-K filed with the SEC on January 7, 2005 and is incorporated herein by reference. The form of the Mackin Amendment is filed as Exhibit 10.84 to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, and is incorporated herein by reference.

Restricted Stock Grant Agreement with Dr. Mackin. On May 18, 2005, the Company entered into a Restricted Stock Grant Agreement with Joseph Mackin, our president and chief operating officer, pursuant to which Dr. Mackin forfeited options to purchase 1,250,286 shares of the Company’s common stock at a price of $.3775 per share. In return, we granted Dr. Mackin 1,250,286 shares of common stock. Subject to the terms of the Restricted Stock Grant Agreement, the shares of common stock issued to Dr. Mackin are subject to forfeiture in the event that Dr. Mackin’s tenure with Markland is terminated before a registration statement covering the shares has been declared effective by the SEC. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

The form of the stock option granted to Dr. Mackin on June 30, 2004 was filed as Exhibit 2.7 to the Company’s current report on Form 8-K filed with the SEC on June 30, 2004 and is incorporated herein by reference. The form of the Restricted Stock Grant Agreement with Dr. Mackin was filed as Exhibit 10.86 to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, and is incorporated herein by reference.

Employment Agreement With Gino M. Pereira

On December 7, 2004 we entered into an employment agreement with Gino Pereira. Mr. Pereira's employment agreement provides for:

•	Mr. Pereira to commence his service for the Company as our Chief Financial Officer;

•	a term of five years beginning on December 1, 2004;

•	a base salary of $18,750.00 per month (total of $225,000.00 per year) until January 15, 2005 when it was increased to a base salary of $25,000.00 per month (total of $300,000.00 per year);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the employee in the performance of his duties under this agreement;

•	up to $2,000 monthly, increased to $4,000 monthly on January 15, 2005, for auto expense, business office expense and medical and life insurance expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the Board from time to time applicable to Mr. Pereira’s services;

•	eligibility to receive a bonus if we achieve revenue and revenue and profit milestones set by the Board; and

•	conditional stock awards granted at different periods, earned based upon a performance criteria achieved by the Company and set by the Board.

The employment agreement provides for a grant of 3,000,000 shares of our common stock to Mr. Pereira on the date of signing. The employment agreement provides for additional periodic grants of our common stock to Mr. Pereira. Each individual grant is conditioned upon the Company achieving performance objectives, based on a plan to be ratified by the Board during regularly scheduled meetings for each of the applicable years.

Shares issued to Mr. Pereira are non transferable and subject to forfeiture. If the Company files a registration statement following the date of the final grant, Mr. Pereira has the right to participate in such registration statement. The agreement also provides for preemptive rights in connection with potentially dilutive events for a period of five years from the effective date of the agreement.

Mr. Pereira will be eligible to receive a bonus of up to 300% of his annual base salary. For any quarter of the Company's operations, Mr. Pereira will be eligible for a portion of his bonus if the Company achieves revenue and profit milestones set forth by the Board in its periodic meetings. On February 23, 2005, Mr. Pereira received a cash bonus equal to $200,000.

As reported on our current report on Form 8-K, filed on January 7, 2005, we granted 3,000,000 to Mr. Pereira on December 30, 2004. These shares have not been registered with the SEC and were granted in reliance on Section 4(2) of the Securities Act.

The employment agreement provides that in the event that Mr. Pereira's engagement with us is terminated by us without cause (as that term is defined in Section 8 of the agreement), or by Mr. Pereira for "Good Reason" (as that term is defined in Section 8(f) of the agreement), we will continue to pay Mr. Pereira's cash salary and provide health insurance through the earlier of (a) expiration of this employment agreement or (b) until Mr. Pereira finds equivalent full time employment. In the event that Mr. Pereira's employment with us is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The employment agreement contains a change in control provision that provides that, upon a change in control resulting in the a change in the majority ownership of the Company, resignation or termination of a majority of the current board of directors within a two month period, or replacement of the Chief Executive Officer, all pending stock grants will immediately be granted and an amount equal to the lesser of three times his then current cash salary or the cash salary owed through the end of the employment agreement will be placed in an escrow account for distribution to Mr. Pereira.

The employment agreement provides that in the event that Mr. Pereira ceases to be employed by the Company, for any reason or no reason, with or without cause, we may, at our own discretion, acquire all or a portion of the common stock granted to Mr. Pereira, at a price of $0.01 per share. Provided that such repurchase options may only be exercised for those shares that have not been registered with the SEC, or sold pursuant to Rule 144.

Prior Employment Agreements Supplanted by an Employment Agreements Executed On December 30, 2004

The agreements summarized below have been supplanted by the agreements we entered into on December 30, 2004. Nevertheless, we provide a description of these agreements because they are reflected in the "Summary Compensation Table"

Robert Tarini. On May 12, 2004, the Company entered into a five-year compensation agreements with Robert Tarini, our Chairman and Chief Executive Officer. This agreements was terminated and replaced with the current employment agreement described above.

This agreement, as amended on June 14, 2004, provided for the following remuneration to Robert Tarini):

•	Base annual remuneration of $300,000 payable over the five-year period ending January 2, 2009;

•	Discretionary bonuses over the term of the agreement of up to 300% of the base remuneration;

•
Conditional stock grants over the period commencing April 1, 2004 through January 2, 2008, based on performance criteria. The stock grants, if all earned, entitle Mr. Tarini to receive up to 7.5% of the Company's common stock on a fully diluted basis. These grants are earned according to the following schedule:

Grant	Stock Percentage	Date for Grant
Grant One	2.5%	May 12, 2004
Grant Two	1.0%	July 1, 2004
Grant Three	1.0%	October 1, 2004
Grant Four	1.0%	January 2, 2005
Grant Five	1.0%	January 2, 2006
Grant Six	0.5%	January 2, 2007
Grant Seven	0.5%	January 2, 2008

The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date;

•
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

•	Expense allowance for all reasonable and necessary expenses of $5,000 per month.

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

In the event that we terminated Mr. Tarini's engagement without cause, or he terminated his engagement for "good reason" (defined in the agreement as, among other things, the assignment of duties inconsistent with Mr. Tarini's position or any material breach by us of the consulting agreement), we would have been obligated to continue payments until the earlier of (a) three months from the date of termination or (b) the date on which Mr. Tarini obtained a full-time engagement elsewhere. This agreement also subjected Mr. Tarini to some restrictive covenants, including an obligation to maintain confidential information.

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

Employment Agreement of Mr. Ken Ducey, our former CEO and President - Consulting Agreement with Asset Growth Company, a company controlled by Mr. Ducey

On December 30, 2004, we entered into an employment agreement with Mr. Ducey. On March 23, 2005, we removed Mr. Ducey from his position as President of our company and as officer and director of our subsidiaries.

This agreement supplanted a previous employment agreement with Mr. Ducey dated May 12, 2004. Mr. Ducey's employment agreement provided for:

•	Mr. Ducey to commence his service for the Company as our President;

•	a term of five years beginning on January 2, 2004;

•	a base salary of $15,000.00 per month (total of $180,000.00 per year);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the employee in the performance of his duties under this agreement including initiation fees for membership in a local club;

•	up to $5,000 monthly for auto expense, business office expense and medical and life insurance expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the Board from time to time applicable to Mr. Ducey's services;

•	eligibility to receive a bonus if we achieve revenue and revenue and profit milestones set by the Board; and

•	conditional stock awards granted at different periods, earned based upon a performance criteria achieved by the Company and set by the Board.

The employment agreement provided for periodic grants of our common stock to Mr. Ducey. Each individual grant was conditioned upon Markland achieving performance objectives, based on a plan to be ratified by our Board during regularly scheduled meetings for each of the applicable years. The number of shares of common stock to be granted on each grant date was equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

Grant	Stock Percentage	Date for Grant
Grant One	0.5%	April 1, 2004
Grant Two	0.25%	July 1, 2004
Grant Three	0.25%	October 1, 2004
Grant Four	0.50%	January 3, 2005
Grant Five	0.50%	January 3, 2006

As reported in our current report on Form 8-K filed on January 7, 2005, the first grant, made on January 3, 2005, was for 716,864 shares. These shares have not been registered with the SEC and were granted in reliance on Section 4(2) of the Securities Act.

Shares issued to Mr. Ducey were non transferable and subject to forfeiture. The agreement also provided for preemptive rights in connection with potentially dilutive events for a period of five years from the effective date of the agreement.

Mr. Ducey was also eligible to receive a bonus of up to 300% of his annual base salary. For any quarter of Markland’s operations, Mr. Ducey was be eligible for a portion of his bonus if we achieved revenue and profit milestones set forth by the Board in its periodic meetings. For the first year of the agreement, the revenue milestone was $1 million in each quarter and $6 million for calendar year 2004. On February 23, 2005, Ken Ducey received a cash bonus equal to $200,000 received through Asset Growth.

The employment agreement provided that in the event that Mr. Ducey's engagement with us was terminated by us without cause (as that term is defined in Section 8 of the agreement), or by Mr. Ducey for "Good Reason" (as that term is defined in Section 8(f) of the agreement) we will continue to pay Mr. Ducey's cash salary and provide health insurance through the earlier of (a) three months from the date of termination or (b) until Mr. Ducey finds other full time employment. In the event that Mr. Ducey's employment with us is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The employment agreement contains a change in control provision that provided that, upon a change in the majority ownership of the Company, resignation or termination of a majority of the current board of directors within a two month period, or replacement of the Chief Executive Officer, all pending stock grants would immediately be granted and an amount equal to the lesser of three times his then current cash salary or the cash salary owed through the end of the employment agreement was going to be placed in an escrow account.

The employment agreement also provided that in the event that Mr. Ducey ceases to be employed by the Company, for any reason or no reason, with or without cause, we could, at our own discretion, acquire all or a portion of the common stock granted to Mr. Ducey, at a price of $0.01 per share. On April 15, 2005, we exercised our right to repurchase 6,555,088 shares held by Mr. Ducey and Asset Growth at a price of $0.01 per share.

Strategic Operations Contractor Agreement With Asset Growth Company, Inc. We also entered into a Strategic Operations Contractor Agreement with Asset Growth Company, Inc., on December 30, 2004. to provide consulting services to our company. On March 23, 2005, pursuant to our Strategic Operations Contractor Agreement with them, we notified Asset Growth of our intent to terminate its services as a consultant within the following thirty (30) days. We terminated our relationship with Asset Growth on April 1, 2005.

Ken Ducey is a director, officer and controlling shareholder of Asset Growth. As a result, Mr. Ducey may be deemed to have received 100% of the payments and benefits contemplated in this agreement.

The Strategic Operations Contractor Agreement provided for a term of engagement of five years beginning on January 2, 2004, to perform duties related to business development and administrative services. Asset Growth's agreement provides for:

•	Asset Growth to provide (i) advice on proper deal structures for Company business development activities and (ii) administrative services and support for Company executive staff and customers;

•	a term of five years beginning on January 2, 2004;

•	a base payment of $10,000.00 per month (total of $120,000.00 per year);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by Asset Growth in the performance of its duties under this agreement;

•	up to $5,000 monthly for expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the Board from time to time applicable to Asset Growth's services;

•	eligibility to receive a bonus payment if we achieve revenue and revenue and profit milestones set by the Board; and

•	conditional stock awards granted at different periods, earned based upon a performance criteria achieved by the Company and set by the Board.

The agreement provided for periodic grants of our common stock to Asset Growth. Each individual grant was conditioned upon the Company achieving performance objectives, based on a plan to be ratified by our Board during regularly scheduled meetings for each of the applicable years. The number of shares of common stock to be granted on each grant date was equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

Grant	Stock Percentage	Date for Grant
Grant One	2.0%	April 1, 2004
Grant Two	0.75%	July 1, 2004
Grant Three	0.75%	October 1, 2004
Grant Four	1.5%	January 3, 2005
Grant Five	0.5%	July 1, 2005

       As reported in our current report on Form 8-K filed on January 7, 2005, the first grant, made on January 3, 2005, was for 2,150,593 shares. These shares have not been registered with the SEC and were granted in reliance on Section 4(2) of the Securities Act.

Shares issued to Asset Growth were non transferable and subject to forfeiture.

Asset Growth was be eligible to receive a bonus of up to 300% of its annual base payment. For any quarter of the Company's operations, Asset Growth was eligible for a portion of its bonus if we achieved revenue and profit milestones set forth by our Board in its periodic meetings. For the first year of the agreement, the revenue milestone was $1 million in each quarter and $6 million for calendar year 2004. On February 23, 2005, Ken Ducey, through Asset Growth received a cash bonus equal to $200,000.

The agreement provided that in the event that Asset Growth's engagement with us was terminated by us without cause (as that term is defined in Section 8 of the agreement), or by Asset Growth for "Good Reason" (as that term is defined in Section 8(f) of the agreement) we were going to continue to pay Asset Growth cash payments and provide health insurance through the earlier of (a) three months from the date of termination or (b) until Asset Growth finds other full time engagement. In the event that Asset Growth's agreement with us was terminated for any other reason, there was no continuation of cash salary payments or health insurance.

The agreement contained a change in control provision that provided that, upon a change in the majority ownership of the Company, resignation or termination of a majority of the current board of directors within a two month period, or replacement of the Chief Executive Officer or President, all pending stock grants would immediately be granted and an amount equal to the lesser of three times the then current per year cash payment or the cash payments owed through the end of the agreement would be placed in an escrow account.

The agreement provided that in the event that Asset Growth ceased to be engaged by the Company, for any reason or no reason, with or without cause, we could, at our own discretion, acquire all or a portion of the common stock granted to Asset Growth, at a price of $0.01 per share. On April 15, 2005, we exercised our right to repurchase 6,555,088 shares held by Mr. Ducey and Asset Growth at a price of $0.01 per share.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on October 11, 2005, there were issued and outstanding 327,444,291 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of October 11, 2005 by:

•	each person known by us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each executive officer named in the summary compensation table (including two former executive officers); and

•	all of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares included in the "Right to Acquire" column consist of shares that may be purchased through the exercise of options that vest within 60 days of October 11, 2005. Unless otherwise noted below, the address of the beneficial owners shall be Markland’s address at 88 Royal Little Drive, Providence, Rhode Island 02904.

Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percent
James LLC c/o Southridge Capital Mgmt 90 Grove Street, Suite 206 Ridgefield, Connecticut 06877	4,128,468	31,791,520(1)	35,919,988	9.999%

Deer Creek Fund LLC 100 Jericho Quandrangle Suite 335 Jericho, NY 11753	-	20,532,194(1)	20,532,194	5.9%

Southridge Partners LP c/o Southridge Capital Mgmt 90 Grove Street, Suite 206 Ridgefield, Connecticut 06877	3,225,000(2)	32,795,362(1)	36,020,362	9.999%

Robert Tarini, Chairman of the Board and Chief Executive Officer	-	-	-	-

Joseph P. Mackin, Chief Operating Officer, President and Director	-	-	-	-

Gino M. Pereira, Chief Financial Officer and Director	-	-	-	-

Kenneth P. Ducey, Jr.(3) 54 Danbury Road #207 Ridgefield, Connecticut 06877	-	-	-	-

Gregory A. Williams(4) 5 English Hills Drive Fredericksburg, Virginia 22406	-	-	-	-

All current directors and executive officers as a group (3 persons)	-	-	-	-

______________________
(1) Represents shares of common stock issuable upon conversion of Markland’s Series D convertible preferred stock. For purposes of this calculation, we assumed a conversion price of $0.024352 per share as of October 11, 2005.
(2) Includes shares of common stock held by Southridge Holdings, LLC and Greenfield Capital Partners, LLC. The shareholder has represented to us that in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, the total number of shares of common stock beneficially owned by Southridge Holdings, LLC and Greenfield Capital Partners, LLC should be aggregated with Southridge Partners, LP for purposes of calculating beneficial ownership.
(3) Mr. Ducey resigned as our chief financial officer on December 15, 2004. On March 23, 2005 the Company removed Mr. Ducey as its president. On June 30, 2005 Mr. Ducey resigned as a member of the Company’s board of directors.
(4) On November 1, 2004 Mr. Williams resigned as a member of our board of directors.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Our Officers And Directors

2003

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

On March 27, 2003, we entered into an exchange agreement with Eurotech whereby Eurotech exchanged 1,666,666 shares of our common stock for 16,000 shares of our Series D cumulative convertible preferred stock. Our Series D cumulative convertible preferred stock has a stated value of $1,000 per share and has a beneficial conversion feature where each share is immediately convertible into common stock at a discount to market prices. During the past six months we have also issued shares of our Series D cumulative convertible preferred stock to James LLC. James LLC has invested a total of $3,832,000 in our Series D cumulative convertible preferred stock. As of February 17, 2005, the Series D cumulative convertible preferred stock held by James LLC was convertible into 30,279,088 shares of our common stock.

On July 24, 2003, we entered into an agreement with SyQwest, Inc., in which we issued 750,000 shares of our common stock in exchange for the forgiveness of $450,000 for unpaid services performed by SyQwest in connection with research conducted in relation to our vehicle stopping technology. Robert Tarini, our Chief Executive Officer, is also the Chief Executive Officer of SyQwest. We have the right at any time by written notice to repurchase these shares from SyQwest at a price equal to $.01 per share.

On September 30, 2003, we acquired one hundred percent (100%) of the outstanding stock of Science and Technology Research, Inc., which produces our U.S. Navy shipboard automatic chemical agent detection and alarm system product. We paid the stockholder of Science and Technology Research a total of $6,475,000 consisting of $900,000 in cash, common stock valued at $5,100,000, a promissory note of $375,000, and acquisition costs of $100,000. To finance this acquisition we executed a two year, twelve percent (12%), secured Promissory Note with Bay View Capital, LLC for $1,400,000. Bay View Capital, LLC is controlled by Robert Tarini, our Chief Executive Officer, and Chad A. Verdi, whom we have engaged as a consultant. The outstanding balance and accrued interest of this note were repaid in full in April 2004.

During the six months ended December 31, 2004, SyQwest provided $213,980 in engineering and software services and charged $36,000 for rent.

2004

On June 29, 2004, we acquired all of the outstanding stock of EOIR for $8 million in cash and $11 million in principal amount of five year notes issued to the former shareholders of EOIR, including one of our current directors, Joseph P. Mackin. Dr. Mackin had no affiliation with us prior to the transaction. In connection with his continued employment at EOIR, and as a condition of the acquisition, we granted him options to purchase 1,250,286 shares of our common stock at an exercise price of $0.3775 per share. The options were to vest in five equal annual installments. On May 18, 2005, the Company entered into a Restricted Stock Grant Agreement with Joseph Mackin, our president and chief operating officer, pursuant to which Dr. Mackin forfeited these options. In return, we granted Dr. Mackin 1,250,286 shares of common stock. Subject to the terms of the Restricted Stock Grant Agreement, the shares of common stock issued to Dr. Mackin are subject to forfeiture in the event that Dr. Mackin’s tenure with Markland is terminated before a registration statement covering the shares has been declared effective by the SEC. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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
__________
(1)   After an adjustment for a 1-for-60 reverse stock split effective October 27, 2003.

The Series D preferred stock can be converted only to the extent that the Series D stockholder will not, as a result of the conversion, hold in excess of 9.999% of the total outstanding shares of our common stock. During the six months ended December 31, 2004, James LLC converted 7,331 shares of Series D preferred stock into 15,868,206 shares of the Company's common stock.

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

As part of our private placement of secured convertible promissory notes and common stock purchase warrants completed on September 21, 2004, James LLC, the largest holder of our Series D preferred stock, agreed not to sell any of its holdings of Series D preferred stock until the earlier to occur of: (1) notice from the us and the investors that the transactions contemplated had been completed had been terminated, or (2) March 15, 2005. However, pursuant to the terms of the lock-up agreement, James LLC may still convert their Series D shares and sell the underlying shares of common stock in accordance with the volume limitations of Rule 144 of the Securities Act. In exchange, we agreed that subject to some conditions, if we did not redeem the Series D stock by January 15, 2005, we would issue to James LLC a warrant to purchase 1,088,160 shares of our common stock at $0.80.

This agreement was subsequently replaced by a preferred stock restriction agreement entered into on January 5, 2005 and described in detail below. In connection with the execution of the preferred stock restriction agreement, on January 5, 2005 we issued warrants to purchase one million eighty-eight thousand one hundred sixty (1,088,160) shares of common stock to James LLC at an exercise price of $0.60 per share. James LLC is entitled to have the shares subject to these warrants included in the first registration statement filed by us with the SEC following the equity line registration statement. These warrants are unregistered securities and are being issued in reliance on Section 4(2) of the Securities Act.

On July 28, 2004, we issued 1,006,902 shares of our common stock to Robert Tarini, 301,370 shares of our common stock to Kenneth P. Ducey, Jr. and 705,532 shares of our common stock to Asset Growth Company, an entity wholly owned and controlled by Kenneth P. Ducey, Jr. in connection with their employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering.

On October 4, 2004, we issued 1,205,479 shares of our common stock to Robert Tarini, 301,370 shares of common stock to Kenneth Ducey, Jr. and 904,110 shares of common stock to Asset Growth Company, a company wholly owned and controlled by Kenneth P. Ducey, Jr. in connection with employment and consulting agreements. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering.

On May 12, 2004, we entered into five-year employment agreements with our Chief Executive Officer and Chairman of our Board of Directors, Robert Tarini, and our Chief Financial Officer and Director, Kenneth P. Ducey, Jr. The agreements provide for salary and bonus compensation, as well as performance based equity grants. The terms of the agreements are set forth in detail in this report in the section entitled Compensation of Directors and Executive Officers under heading "Employment Agreements." We have also executed amendments to these agreements with each of Mr. Tarini and Mr. Ducey which provided for a higher initial grant of shares in exchange for the omission of antidilution protection in the agreements, a concession granted prior to execution of the agreements.

From August to December 7, 2004, Mr. Pereira, who became our Chief Financial Officer on December 7, 2004, provided consulting services to Markland in connection with the preparation of financial statements and other related services. For these services, he received $62,497.

On December 30, 2004, we entered into new employment and consulting agreements with Mr. Tarini, our Chief Executive Officer, Mr. Gino Pereira, our Chief Financial Officer, Mr. Kenneth P. Ducey, Jr., our President, Dr. Joseph P. Mackin our Chief Operating Officer, and Asset Growth Company, Inc., a company controlled by Mr. Ken Ducey, our President. The terms of the agreements are set forth in detail in this report in the section entitled “Employment Agreements."

During the fiscal year ended June 30, 2004, $1,244,327 was paid to SyQwest for services and there was a payable due to SyQwest of $40,607 at June 30, 2004

2005

On January 3, 2005, we granted shares of common stock to the following parties. These shares have not be registered with the SEC and the offer and sale of these securities was made in reliance on Section 4(2) of the Securities Act.

Purchasers	Number of shares issued
Robert Tarini	2,867,458
Gino Pereira	3,000,000
Kenneth P. Ducey	716,864
Joseph P. Mackin	2,000,000
Asset Growth Company (1)	2,150,593
____________
(1) Kenneth P. Ducey is a director, officer and controlling shareholder of Asset Growth.

On February 14, 2005, Technest Holdings Inc. completed a financing. This financing is described in the Business section of this report. Mr. Robert Tarini was an investor in this private placement through ipPartners Inc., a company owned by Mr. Tarini. ipPartners Inc. invested $625,000 in this offering and received 143,678 shares of Technest Series B preferred stock, 143,678 shares of Technest Series C preferred stock, and warrants to purchase 30,341,920 shares of Technest common stock. The Technest Series B preferred stock is convertible into shares of our common stock. We have agreed to register the resale of these shares of our common stock. On June 20, 2005, ipPartners, Inc. exchanged all of its Technest Series B Preferred Stock for Markland Series D preferred stock.

In connection with our acquisition of control of Technest Holdings, Inc. Robert Tarini, our Chief Executive Officer and Chairman of the Board, was appointed the Chief Executive Officer and a Director of Technest. Technest's only other director is Mark Allen. On March 30, 2005, Mark Allen resigned as director of Technest. In addition, Gino M. Pereira, our Chief Financial Officer, was appointed Chief Financial Officer of Technest and Joseph P. Mackin, our Chief Operating Officer and a Director of Markland, was appointed President of Technest. Each of these individuals may participate in Technest's 1998, 2000 and 2001 stock option plans.

Currently, Robert Tarini, our Chief Executive Officer is also Chief Executive Officer of Syquest, Inc. Syquest performs software and engineering development for the Markland Group and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the year ended June 30, 2005, Syquest provided $557,234 in engineering and software services and charged $72,000 for rent.

On February 23, 2005, we paid cash bonuses in the amount of $600,000 to Verdi Consulting, Inc., $350,000 each to Robert Tarini and Joseph P. Mackin; and $200,000 each to Gino Pereira and Asset Growth. Payments made to Asset Growth should be considered as being made to Ken Ducey, as Mr. Ducey is the controlling shareholder and a director of Asset Growth Company.

On April 15, 2005, in connection with the termination of Mr. Ducey, and in accord with Section 4(j) of the employment agreement by and between the Company and Mr. Ducey dated December 30, 2004, we exercised our right to repurchase 1,525,010 shares of our common stock issued to Mr. Ducey pursuant to employment agreements at a price of $.01 per share.

On May 18, 2005, we issued 3,866,391 shares of common stock to Robert Tarini, 1,933,195 shares of common stock to Verdi Consulting, and 3,750,286 shares of common stock to Joseph Mackin in connection with employment agreements, consulting agreements and restricted stock grant agreement. Please refer to the section entitled “Employment Agreements.”

On June 20, 2005, we entered into definitive agreements with DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd., Verdi Consulting, Inc., and ipPartners, Inc. pursuant to which we exchanged 632,182 shares of Technest Series B Technest Preferred Stock (convertible shares of Markland common stock) for 2,750 shares of Markland Series D Preferred Stock. As of October 11, 2005, all of the 2,750 shares of our Series D preferred stock have been converted into an aggregate of 33,337,546 shares of our common stock. ipPartners, Inc., a company controlled and wholly-owned by Mr. Tarini, exchanged 143,678 shares of Technest Series B Preferred Stock (convertible into shares of Markland common stock) into 635 shares of Markland Series D Preferred Stock (convertible into shares of Markland common stock). On August 23, 2005, ipPartners converted its 625 shares of Markland Series D preferred stock into 6,510,417 shares of Markland common stock. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D. The resale of the shares of common stock underlying the Markland Series D Preferred Stock were registered pursuant to a registration statement on Form SB-2 that went effective on August 10, 2005.

On June 30, 2005, Mr. Ducey resigned as a Director of Markland. Please refer to the "Legal Proceedings" section regarding our Settlement Agreement with Mr. Ducey.

On August 19, 2005, we entered into a definitive exchange agreement with the Deer Creek Fund LLC, (“Deer Creek”) pursuant to which we exchanged 114,943 shares of Technest Series B Preferred Stock (convertible into shares of Markland common stock for 500 shares of Markland Series D Preferred Stock (convertible into 5,008,013 shares of Markland Common Stock as of August 19, 2005).  Concurrent with the exchange agreement, we entered into a registration rights agreement with Deer Creek in which we agree to submit a registration statement to the SEC covering the shares of Common Stock underlying the Series D on or before October 17, 2005. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were sold only to "accredited investors" within the meaning of Rule 501 of Regulation D.

On October 4, 2005, we entered into an agreement with our majority owned subsidiary, Technest, and James LLC, Southridge Partners, LP, Southshore Capital Fund, Ltd. and Greenfield Capital Partners LLC, who are holders of our and Technest’s securities. The purpose of the October 4 Agreement was to amend the certain prior agreements involving our and Technest’s securities in light of the recent reorganization described in our current report on Form 8-K filed on August 18, 2005. For a discussion of the material terms of the October 4 Agreement, please refer to the section entitled “Recent Developments” in the Business section of this report.

Transactions Involving James LLC

On January 5, 2005, we entered into a preferred stock restriction agreement with James LLC (the sole holder of our Series D preferred stock), to restrict the sale of shares of our Series D cumulative convertible preferred stock and shares of our common stock, par value $0.0001 per share issuable upon conversion of the series D preferred stock. Specifically, subject to the terms and conditions contained in the agreement, the parties have agreed that the James LLC will not transfer or dispose of any of the subject securities prior to March 15, 2005. Beginning on March 15, 2005, the James LLC may sell shares of our common stock received pursuant to conversions of Series D preferred stock in broker's transactions subject to Rule 144 promulgated under the Securities Act. However, beginning on June 15, 2005, the James LLC's sales of such conversion shares shall be limited to not more than $600,000 per calendar month. Beginning on September 13, 2005, the monthly limit on sales of shares shall be increased to $750,000 per calendar month.

The preferred stock restriction agreement calls for us to enter into a private equity credit agreement with an investor Brittany Capital Management, Ltd., for an equity line of credit in the amount of $10,000,000. We are required, within twenty-one (21) days of the execution of the private equity credit agreement, to file a registration statement with the Securities and Exchange Commission providing for the resale by the investor of the shares of common stock sold to the investor pursuant to the Equity Line. In the event that the equity line registration statement has not been declared effective by the SEC prior to June 15, 2005, we shall pay a cash penalty of $50,000 per month to James LLC.

In connection with the execution of the preferred stock restriction agreement, on January 5, 2005 we issued warrants to purchase one million eighty-eight thousand one hundred sixty (1,088,160) shares of common stock to James LLC at an exercise price of $0.60 per share. James LLC is entitled to have the shares subject to these warrants included in the first registration statement filed by us with the SEC following the equity line registration statement. These warrants are unregistered securities and are being issued in reliance on Section 4(2) of the Securities Act.

Please refer to the section entitled “Recent Developments” in the Business section of this report for a discussion of our October 4, 2005 Agreement involving James LLC.

Transactions With Jason Geng

As a result of our acquisition of Technest and Technest's acquisition of Genex Technologies, Inc., at that time, Jason Geng became the beneficial owner of approximately 11% of shares of Markland common stock, on a primary basis. In connection with the acquisition of Genex, we entered into the following additional arrangements with Mr. Geng.

The Merger provided for Mr. Geng to receive a six-month unsecured promissory note in the principal amount of $550,000 that pays interest at the rate of 6% per annum. Jason Geng's share consideration would be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition of Genex, we and Technest have raised certain claims pursuant to the Merger Agreement. As a result, we have not and do not intend to issue the promissory note to Mr. Geng.

If, following completion of the acquisition of Genex, Genex meets specified revenue goals at the end of each of the first three years following February 14, 2005, the Merger Agreement provides that Technest will pay to Mr. Geng contingent consideration of additional shares of Technest common stock equal to the fair market value of 30% of the difference in Genex's gross revenue during the year proceeding the payment and its gross revenue in 2004.

In the event that the Intraoral Technologies (as such term is defined in the Merger Agreement) owned by Genex prior to February 14, 2005 are commercialized, the Merger Agreement provides that Jason Geng shall be entitled to fifty percent (50%) of all profits generated from the Intraoral Technologies for a period of five years following February 14, 2005. Notwithstanding the foregoing, any revenue resulting from the Intraoral Technologies shall be excluded from the calculation of the earn out described in the foregoing paragraph.

The Merger Agreement provides that Markland, Technest and MTECH, on one hand, and Jason Geng, on the other hand have agreed to indemnify each other for breaches of representations, warranties and failures to perform covenants. Indemnity is available pursuant to the indemnity escrow agreement for any claim by Markland or Technest above $100,000. Jason Geng's liability is limited to the amount in the indemnity escrow fund, set at closing as $2 million of Markland common stock taken from the consideration paid to Jason Geng also on closing.

We entered into a Registration Rights Agreement with Jason Geng, the sole stockholder of Genex, on February 14, 2005, pursuant to which we agreed to file a registration statement for the shares of Markland common stock paid to Jason Geng on or before June 1, 2005, plus one day for each day when a registration statement is not effective and available for the resale of common stock issued to the investors in the Investors Securities Purchase Agreement, dated September 21, 2004. Following the acquisition of Genex, we and Technest have raised certain claims pursuant to the Merger Agreement. As a result, we do not intend to register the 10,168,174 shares of our common stock issued to Mr. Geng.

Technest and Markland entered into a lock-up agreement with Jason Geng pursuant to which Jason Geng has agreed (a) not to sell or dispose of any of the Markland common stock issued to Jason Geng under the Merger Agreement through July 31, 2005 without the prior written consent of Markland, provided that Jason Geng may sell or transfer such shares to Markland, Technest or his immediate family members as a bona fide gift, (b) beginning on August 1, 2005, not to sell more than ten percent (10%) of the aggregate Markland common stock in any given thirty (30) day period, and (c) not to sell more than twenty-five percent (25%) of the aggregate Technest common stock that may be issued to him, in any given thirty (30) day period.

In connection with this acquisition, Genex entered into an employment agreement with Jason Geng. The agreement contemplated the employment of Jason Geng by Genex for a period of three years as its Executive Vice President and Chief Scientist with a salary of $300,000 per year and eligibility to participate in any bonus or incentive compensation plans established by the Board of Directors of Genex, Markland or Technest. The employment agreement provided that Jason Geng's salary payments and health insurance benefits would continue until the earlier of (a) the date that Jason Geng has obtained other full-time engagement or (b) twelve (12) months from the date of termination of employment with Genex, in the event that Genex terminates his engagement without cause (as defined in the agreement) prior to the termination of the agreement or in the event that Jason Geng terminates his engagement for good reason (as defined in the agreement). The agreement also provided for a continuation, for the lesser of six months or through the end of the term of the agreement, of Jason Geng's salary in the event that he became permanently disabled during the term of the agreement. On March 18, 2005, as a result of claims made by Technest arising from the purchase of Genex, Mr. Geng’s employment with Genex was terminated.

On February 14, 2005, Robert Tarini, our Chief Executive Officer and Chairman of the Board, was appointed the Chief Executive Officer and a Director of Technest. Technest's only other director is Mark Allen. In addition, Gino M. Pereira, our Chief Financial Officer, was appointed Chief Financial Officer of Technest and Dr. Joseph P. Mackin, our Chief Operating Officer and a Director of Markland, was appointed President of Technest. Each of these individuals may participate in Technest's 1998, 2000 and 2001 stock option plans.

Transactions with Verdi Consulting, Inc.

According to Amendment No. 1 to the Schedule 13D filed on March 4, 2005, Verdi Consulting, Inc. was the beneficial owner of 1.62% of our common stock issued and outstanding. Following the June 20, 2005 private placement, Mr. Verdi became the beneficial owner of 9.31% of outstanding shares of our common stock.

Agreement With Verdi Consulting, Inc.

On January 3, 2005, we also entered in to a Consultant Agreement with Verdi Consulting, Inc. Chad A. Verdi, one of our stockholders, is the sole shareholder of Verdi. This agreement supplants a previous agreement with Verdi dated May 12, 2004, amended in June 2004. This new agreement provides for:

•	Verdi Consulting to commence service for the Company as a development and financing consultant;
•	a term of five years beginning on January 2, 2004;
•	a base salary of $25,000.00 per month (total of $300,000.00 per year);
•	payment of all necessary and reasonable out-of-pocket expenses incurred by Verdi Consulting in the performance of its duties under this agreement;
•	up to $5,000 monthly for auto expense, business office expense and medical and life insurance expenses;
•	eligibility to participate in bonus or incentive compensation plans that may be established by the Board from time to time applicable to Verdi Consulting 's services;
•	eligibility to receive a bonus if we achieve revenue and revenue and profit milestones set by the Board; and
•	conditional stock awards granted at different periods, earned based upon a performance criteria achieved by our Company and set by the Board.

The employment agreement provides for periodic grants of our common stock to Verdi Consulting. Each individual grant is conditioned upon our Company achieving performance objectives, based on a plan to be ratified by the Board during regularly scheduled meetings for each of the applicable years. The number of shares of common stock to be granted on each grant date is equal to the product of (a) the number of fully diluted shares outstanding at the grant date and (b) the stock percentage associated with that grant date.

Grant	Stock Percentage	Date For Grant
Grant One	2.5%	April 1, 2004
Grant Two	1.0%	July 1, 2004
Grant Three	1.0%	October 1, 2004
Grant Four	2.5%	January 3, 2005
Grant Five	0.5%	July 1, 2005

As reported in our current report on Form 8-K filed on January 7, 2005, the first grant, made on January 3, 2005, was for 3,584,322 shares. These shares have not been registered with the SEC and were granted in reliance on Section 4(2) of the Securities Act. As a result of this grant. Verdi Consulting became the beneficial owner of 4,210,328 shares of our common stock of our outstanding common stock (in excess of 5% of our common stock).

Shares issued to Verdi Consulting are non transferable and subject to forfeiture. If the Company files a registration statement following the date of the final grant, Verdi has the right to participate in such registration statement. The agreement also provides for preemptive rights in connection with potentially dilutive events for a period of five years from the effective date of the agreement.

Verdi Consulting will be eligible to receive a bonus of up to 300% of his annual base salary. For any quarter of the Company's operations, Verdi Consulting will be eligible for a portion of his bonus if our Company achieves revenue and profit milestones set forth by the Board in its periodic meetings. For the first year of the agreement, the revenue milestone was $1 million in each quarter and $6 million for calendar year 2004. On February 23, 2005, Verdi Consulting, Inc. received a cash bonus equal to $600,000.

The employment agreement provides that in the event that Verdi Consulting' s engagement with us is terminated by us without cause (as that term is defined in Section 8 of the agreement), or by Verdi Consulting for "Good Reason" (as that term is defined in Section 8(f) of the agreement) we will continue to pay Verdi Consulting's cash payment and provide health insurance through the earlier of (a) three months from the date of termination or (b) until Verdi Consulting finds another full time engagement. In the event that Verdi Consulting' s employment with us is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The agreement contains a change in control provision that provides for an acceleration of stock grants and cash payments to Verdi Consulting upon a change in control resulting in the a change in the majority ownership of the Company, resignation or termination of a majority of the current board of directors within a two month period, or replacement of the Chief Executive Officer or President. In the event of such a change in control, all pending stock grants will immediately be granted and an amount equal to the lesser of three times his then current cash salary or the cash salary owed through the end of the employment agreement will be placed in an escrow account for distribution to Verdi.

This agreement supersedes the prior agreement we had with Verdi Consulting, Inc., which was executed in May 2004 and amended on June 2004.

Grants of our common stock made in connection with the 2004 consulting agreement to date include 1,525,258 issued on May 12, 2004, 1,006,902 shares issued on July 28, 2004, and 1,205,479 shares issued on October 4, 2004. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering.

Recent Amendment to our consulting Agreement with Verdi Consulting. On May 17, 2005, the Company entered into an amendment (the “Verdi Amendment”) to the consulting agreement dated January 3, 2005 between the Company and Verdi Consulting, Inc. (the “Verdi Agreement”), to accelerate the final stock grant due to Verdi Consulting, Inc., under the Verdi Agreement. Specifically, pursuant to the terms of the Verdi Agreement, the Company was required to issue to Verdi Consulting, Inc. a number of shares of its Common Stock equal to 0.5% of the Company’s fully diluted outstanding Common Stock. Pursuant to the terms of the Amendment, this award was accelerated to become due on May 16, 2005.

As a result, on May 18, 2005, the Company issued 1,933,195 shares of Common Stock to Verdi Consulting, Inc. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

ITEM 13.    EXHIBITS

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004		8-K	June 30, 2004	2.1
2.2	Forms of Promissory Note		8-K	June 30, 2004	2.2
2.3	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004		8-K	June 30, 2004	2.3
2.4	2004 Stock Option Plan, adopted June 30, 2004		8-K	June 30, 2004	2.4
2.5	Preferred Securities Purchase Agreement		8-K	June 30, 2004	2.5
2.6	Pledge and Security Agreement		8-K	June 30, 2004	2.6
2.7	Forms of Stock Option		8-K	June 30, 2004	2.7
3.1	Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on December 28, 1998		8-K	March 20, 2000	1.3
3.2	Articles of Merger filed with the Florida Secretary of State on March 15, 2000		8-K	March 20, 2000	1.2
3.3	Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on April 4, 2001		8-K	April 10, 2001	3.1
3.4	Articles of Amendment to the Articles of Incorporation of Quest Net Corp., filed with the Florida Secretary of State on June 21, 2001		8-K	April 10, 2001	3.3
3.5	Articles of Amendment to the Articles of Incorporation of Markland Technologies, Inc. filed with the Florida Secretary of State on December 21, 2001		SB-2	May 11, 2004	3.5
3.6	Articles of Amendment to the Articles of Incorporation of Markland Technologies, Inc. filed with the Florida Secretary of State on September 16, 2003		10-KSB	October 14, 2003	3.6

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.7	Certificate of Designations of Rights and Preferences of the Series A Non-Voting Convertible Preferred Stock		10-KSB	October 14, 2003	3.7
3.8	Certificate of Designations of Rights and Preferences of the Series C Cumulative Convertible Preferred Stock		8-K	December 20, 2002	3.5
3.9	Certificate of Designations of Rights and Preferences of the Series D Cumulative Convertible Preferred Stock		10-KSB	October 14, 2003	3.5
3.10	Amended and Restated By-Laws		8-K	March 20, 2000	1.4
4.1	Form of common stock certificate of Markland Technologies, Inc.		10-QSB	February 14, 2003	4.1
4.2	Registration Rights Agreement between Markland Technologies, Inc., Montana View Corporation, Elite Properties, Ltd., Sparrow Ventures, Inc., dated April 2, 2004		SB-2	May 11, 2004	4.2
4.3	Form of Common Stock Purchase Warrant dated April 2, 2004		SB-2	May 11, 2004	4.3
4.4	Form of Common Stock Purchase Warrant dated April 16, 2004		SB-2	May 11, 2004	4.4
4.5	Form of Common Stock Purchase Warrant dated May 3, 2004		SB-2	May 11, 2004	4.5
4.6	Registration Rights Agreement, dated March 19, 2003, by and between ASI Technology Corporation and Markland Technologies, Inc.		10-KSB	October 14, 2003	10.10
4.7	Registration Rights Agreement by and between Markland Technologies, Inc. and Brittany Capital Management limited, dated September 10, 2003		10-KSB	October 14, 2003	10.17
4.8	Consulting Agreement by and between ECON Investor Relations, Inc., dated January 18, 2003		SB-2	May 11, 2004	4.10
4.9	Registration Rights Agreement by and between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004		8-K	September 23, 2004	99.3

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.10	Form of Common Stock Purchase Warrant issued by Markland Technologies, Inc. on September 21, 2004		8-K	September 23, 2004	99.5
4.11	Lock-up Agreement by and among Markland Technologies, Inc., Robert Tarini, and Kenneth Ducey, Jr.		8-K	September 23, 2004	99.7
4.12	Lock-up Agreement by and between Markland Technologies, Inc. and James, LLC		8-K	September 23, 2004	99.6
4.13	Waiver Agreement by and among Markland Technologies, Inc. and the parties named therein, dated September 21, 2004		8-K	September 23, 2004	99.8
4.14	Amendment to Warrant No. CS-85, by and between Markland Technologies, Inc. and DKR Soundshore Oasis Holding Fund, Ltd., dated December 28, 2004		8-K	December 30, 2004	99.1
4.15	Amendment to Warrant No. CS-85, by and between Markland Technologies, Inc. and DKR Soundshore Strategic Holding Fund, Ltd., dated December 28, 2004		8-K	December 30, 2004	99.2
4.16	Form of Warrant issued in connection with warrant amendments dated February 7, 2005		8-K	December 30, 2004	99.3
4.17	Amendment to Warrant No. CS-83, by and between Markland Technologies, Inc. and Greenfield Capital Partners, LLC dated December 29, 2004		8-K	December 30, 2004	99.4
4.18	Amendment to Warrant No. CS-89, by and between Markland Technologies, Inc. and Southridge Partners LP, dated December 29, 2004		8-K	December 30, 2004	99.5
4.19	Amendment to Warrant No. CS-86, by and between Markland Technologies, Inc. and David Stefansky, dated January 4, 2005		8-K	January 7, 2005	99.1
4.20	Amendment to Warrant No. CS-87, by and between Markland Technologies, Inc. and Richard Rosenblum, dated January 4, 2005		8-K	January 7, 2005	99.2

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.21	Amendment to Warrant No. CS-88, by and between Markland Technologies, Inc. and Harborview Master Fund LP, dated January 4, 2005		8-K	January 7, 2005	99.3
4.22	Preferred Stock Restriction Agreement by and between Markland Technologies, Inc. and James LLC, dated January 5, 2005		8-K	January 11, 2005	99.1
4.23	Form of Common Stock Purchase Warrant issued to James LLC		8-K	January 11, 2005	99.3
4.24	Preferred Stock Restriction Agreement Amendment by and between Markland Technologies, Inc. and James LLC, dated January 5, 2005		8-K	January 12, 2005	99.1
4.25	Registration Rights Agreement by and among Markland Technologies, Inc. and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Markland Common Stock, dated February 14, 2005		8-K	February 15, 2005	4.1
4.26	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005		8-K	February 15, 2005	4.2
4.27	Registration Rights Agreement by and among Technest Holdings, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Technest Series C Preferred Stock and Warrants for Technest Common Stock, dated February 14, 2005		8-K	February 15, 2005	4.3
4.28	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	4.4
4.29	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	4.5

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
4.30	Form of Technest Common Stock Purchase Warrant issued on February 14, 2005		8-K	February 15, 2005	4.6
4.31	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005		8-K	February 15, 2005	4.7
4.32	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005		8-K	February 15, 2005	4.8
4.33	Promissory Note made by Genex Technologies, Inc. and issued in favor of Jason Geng on February 14, 2005		8-K	February 15, 2005	4.9
4.34	Warrant issued to Michael Rosenblum on December 7, 2005		SB-2(3)	March 17, 2005	4.40
4.35	Warrant issued to DKR Soundshore Oasis Holding Fund, Ltd. on March 10, 2005		SB-2(3)	March 17, 2005	4.42
4.36	Warrant issued to DKR Soundshore Strategic Holding Fund, Ltd. on March 10, 2005		SB-2(3)	March 17, 2005	4.43
4.37	Warrant issued to Southridge Partners, LP on February 7, 2005		SB-2(3)	March 17, 2005	4.44
4.38	Warrant issued to Harborview Master Fund, LP on February 7, 2005		SB-2(3)	March 17, 2005	4.45
4.39	Warrant issued to David Stefansky on February 7, 2005		SB-2(3)	March 17, 2005	4.46
4.40	Warrant issued to Richard Rosenblum on February 7, 2005		SB-2(3)	March 17, 2005	4.47
4.41	Form of Letter Agreement lowering exercise price of Warrants issued on February 7, 2005 and March 10, 2005		SB-2(3)/1A	April 8, 2005	4.48
4.42	Notices to investors in September 21, 2004 and November 9, 2004 regarding interest payments effected with shares in lieu of cash		SB-2(3)/1A	April 8, 2005	4.49

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.1	Securities Purchase Agreement, between Markland Technologies, Inc., Montana View Corporation, Elite Properties, Ltd., and Sparrow Ventures, Inc., dated April 2, 2004		SB-2	May 11, 2004	10.1
10.2	Securities Purchase Agreement by and among Markland Technologies, Inc. and the Investors named therein, dated April 16, 2004		SB-2	May 11, 2004	10.2
10.3	Securities Purchase Agreement by and between Markland Technologies, Inc. and the Investors named therein, dated May 3, 2004		SB-2	May 11, 2004	10.3
10.4	Loan Agreement by and between Security Technology, Inc. and Bay View Capital LLC, dated September 30, 2003		8-K	November 12, 2003	10.2
10.5	Promissory Note by and among Markland Technologies, Inc., Security Technology, Inc., and Bay View Capital LLC, dated September 30, 2003		8-K	November 12, 2003	10.5
10.6	Security Agreement by and between Security Technology, Inc. and Bay View Capital LLC, dated September 30, 2003		SB-2	May 11, 2004	10.11
10.7	Security Agreement by and between Markland Technologies, Inc. and Bay View Capital LLC		SB-2	May 11, 2004	10.12
10.8	Sublicense Agreement by and between Markland Technologies, Inc. and ASI Technology Corporation, dated March 19, 2004		SB-2	May 11, 2004	10.13
10.9	ASI Technology Corporation SBIR Phase II Proposal, dated October 8, 2001		SB-2/1A	June 16, 2004	10.14
10.10	ASI Technology Corporation Contract with Air Force Office of Scientific Research, dated August 1, 2002		SB-2/1A	June 16, 2004	10.15
10.11	ASI Technology Corporation Contract with Naval Surface Warfare Center, dated January 31, 2003		SB-2/1A	June 16, 2004	10.16

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.12	Restated and Amended Convertible Revolving Credit Note Agreement, dated December 10, 2002, by and between Markland Technologies, Inc. and Market LLC		10-QSB	February 14, 2003	10.2
10.13	Letter from Sherb & Co., LLP to the Commission, dated March 12, 2003, concerning change in certifying accountant		8-K	March 17, 2003	16.1
10.14	Technology Purchase Agreement between Markland Technologies, Inc. and ASI Technology Corporation, dated March 19, 2003		8-K	April 4, 2003	10.1
10.15	Nonexclusive License Agreement by and Science & Technology Research , Inc. and the Secretary of the Day, dated 11/4/03		SB-2	May 11, 2004	10.31
10.16	International Distribution Agreement between Markland Technologies, Inc. and Tradeways		SB-2	May 11, 2004	10.32
10.17	Science & Technology Research contract Naval Surface Warfare Center, dated January 31, 2003		SB-2	May 11, 2004	10.33
10.18	Subcontract Agreement by and between ERCO Systems, Inc. and Computer Sciences Corporation ,dated December 8, 2003		SB-2	May 11, 2004	10.34
10.19	Lease for Property located at 112 Juliad Court in Fredericksburg, Virginia, dated October 11, 2000, by and between Science and Technology, Inc. and 112 Juliad Court LLC		SB-2/1A	June 16, 2004	10.35
10.20	Co-Operative Research and Development Agreement between Markland Technologies, Inc. and the U.S. Air Force		SB-2/1A	June 16, 2004	10.35
10.21	Employment Agreement by and between Markland Technologies, Inc. and Robert Tarini, dated May 12, 2004 *		10-QSB	May 24, 2004	10.32
10.22	Employment Agreement by and between Markland Technologies, Inc. and Kenneth Ducey, Jr., dated January 2, 2004 *		10-QSB	May 24, 2004	10.33

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.23	Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated May 12, 2004 *		10-QSB	May 24, 2004	10.34
10.24	Consulting Agreement by and between Markland Technologies, Inc. and Chad A. Verdi, dated May 12, 2004 *		10-QSB	May 24, 2004	10.35
10.25	Amendment to Employment Agreement between Markland Technologies Inc. and Robert Tarini dated June 14, 2004 *		SB-2/1A	June 16, 2004	10.41
10.26	Amendment to the Employment Agreement between Markland Technologies Inc. and Kenneth P. Ducey, dated June 14, 2004 *		SB-2/1A	June 16, 2004	10.42
10.27	Amendment to the Consulting Agreement between Markland Technologies Inc. and Verdi Consulting, dated June 14, 2004 *		SB-2/1A	June 16, 2004	10.43
10.28	Amendment to the Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated June 16, 2004 *		SB-2/1A(2)	June 16, 2004	10.44
10.29	Purchase Agreement between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004		8-K	September 23, 2004	99.1
10.30	Security Agreement between Markland Technologies, Inc. and the investors named therein, dated September 21, 2004		8-K	September 23, 2004	99.2
10.31	Form of Secured Convertible Promissory Note issued by Markland Technologies, Inc., on September 21, 2004		8-K	September 23, 2004	99.4
10.32	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Measurement Inc., a subsidiary of EOIR and United States Army Night Vision and Electronic Sensors Directorate		10-KSB	October 13, 2004	10.48
10.33	Securities Purchase Agreement by and among Markland Technologies, Inc. Harborview Master Fund L.P. and Southridge Partners LP dated November 9, 2004		SB-2(1)	November 10, 2004	10.50
10.34	Form of Convertible Note made by Markland Technologies, Inc. and issued to Harborview Master Fund L.P. and Southridge Partners LP on November 9, 2004		SB-2(1)	November 10, 2004	10.51
10.35	Form of Warrant issued by Markland Technologies, Inc. to Harborview Master Fund L.P. and Southridge Partners LP, on November 9, 2004		SB-2(1)	November 10, 2004	10.52
10.36	Subordination Agreement by and among DKR Soundshore Oasis Holding Fund, LLC, DKR Soundshore Strategic Holding Fund, LLC, Harborview Master Fund L.P., Southridge Partners LP, and Markland Technologies, Inc., dated November 9, 2004		SB-2(1)	November 10, 2004	10.53
10.37	Conditional Waiver and Consent by and among DKR Soundshore Oasis Holding Fund, LLC, DKR Soundshore Strategic Holding Fund, LLC, Harborview Master Fund L.P., Southridge Partners LP, and Markland Technologies, Inc., dated November 9, 2004		SB-2(1)	November 10, 2004	10.54
10.38	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004		8-K	June 30, 2004	2.1
10.39	Form of Promissory Note made by EOIR Technologies, Inc. and dated June 29, 2004		8-K	June 30, 2004	2.2
10.40	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004		8-K	June 30, 2004	2.3
10.41	The Markland Technologies, Inc. 2004 Stock Option Plan *		8-K	June 30, 2004	2.4
10.42	Preferred Securities Purchase Agreement by and between Markland Technologies, Inc. and James LLC		8-K	June 30, 2004	2.5
10.43	Pledge and Security Agreement, by and between Markland, EOIR and the Sellers thereon, dated June 29,2004		8-K	June 30, 2004	2.6
10.44	Forms of Nonqualified Stock Option issued by Markland Technologies, Inc. on June 29, 2004 *		8-K	June 30, 2004	2.7

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.45	Agreement and General Release, dated November 1, 2004, by and between Markland Technologies, Inc. and Gregory A. Williams		10-QSB	November 15, 2004	10.61
10.46	Engagement Letter with Trilogy Capital Partners, Inc., dated December 7, 2004		8-K	December 9, 2004	99.1
10.47	Form of Warrant issued to trilogy Capital Partners, Inc., and the unaffiliated consultant, dated December 7, 2004		8-K	December 9, 2004	99.2
10.48	Waiver by and among Markland Technologies, Inc., DKR Soundshore Oasis Holding Fund Ltd., DKR Soundshore Strategic Holding Fund Ltd., Harborview Master Fund L.P. and Southridge Partners LP		8-K	December 13, 2004	99.1
10.49	Letter Agreement by and among Markland Technologies, Inc., DKR Soundshore Oasis Holding Fund Ltd., and DKR Soundshore Strategic Holding Fund Ltd.		8-K	December 13, 2004	99.2
10.50	Employment Agreement by and between Markland Technologies, Inc. and Robert Tarini, dated January 2, 2005 *		8-K	January 7, 2005	99.4
10.51	Employment Agreement by and between Markland Technologies, Inc. and Kenneth Ducey, Jr., dated January 2, 2005 *		8-K	January 7, 2005	99.5
10.52	Employment Agreement by and between Markland Technologies, Inc. and Dr. Joseph P. Mackin, dated January 2, 2005 *		8-K	January 7, 2005	99.6
10.53	Employment Agreement by and between Markland Technologies, Inc. and Gino M. Pereira, dated January 2, 2005 *		8-K	January 7, 2005	99.7
10.54	Strategic Operations Contractor Agreement by and between Markland Technologies, Inc. and Asset Growth Company, dated January 2, 2005		8-K	January 7, 2005	99.8
10.55	Consultant Agreement by and between Markland Technologies, Inc. and Verdi Consulting, Inc., dated January 2, 2005		8-K	January 7, 2005	99.9

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.56	Finder Agreement by and between Technest Holdings, Inc. and Greenfield Capital dated February 14, 2005		SB-2(2)	February 28, 2005	10.64
10.57	Escrow Agreement by and among Markland Technologies, Inc., Technest Holdings, Inc., Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005		8-K	February 15, 2005	10.1
10.58	Lock-Up Agreement by and among Markland Technologies, Inc., Technest Holdings, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	10.2
10.59	Employment Agreement by and between Genex Technologies, Inc. and Jason Geng dated February 14, 2005		8-K	February 15, 2005	10.3
10.60	Lock-up Agreement by and among Technest Holdings, Inc., Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005		8-K	February 15, 2005	10.4
10.61	Form of Option to be granted under the 2004 Markland Stock Incentive Plan *		8-K	February 15, 2005	10.6
10.62	Agreement by and between Genex Technologies, Inc. and Ocean Tomo		8-K	February 15, 2005	10.7
10.63	Securities Purchase Agreement by and among Technest Holdings, Inc., and Southridge Partners, LP, Southshore Capital Fund Limited, ipPartners, Inc., Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd and Deer Creek Fund, LP, dated February 14, 2005		8-K	February 15, 2005	2.1
10.64	Preferred Stock Restriction Agreement between Markland Technologies, Inc. and James LLC		8-K	January 11, 2005	99.1
10.65	Amendment to the Preferred Stock Restriction Agreement between Markland Technologies, Inc. and James LLC		8-K	January 12, 2005	99.2
10.66	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.67	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
10.68	Articles of Merger merging MTECH Acquisition, Inc. with and into Genex Technologies, Inc., filed with the Secretary of the State of Maryland on February 14, 2005		10-QSB/A	February 18, 2005	99.2
10.69	Certificate of Merger merging MTECH Acquisition, Inc. with and into Genex Technologies, Inc., filed with the Secretary of the State of Delaware on February 14, 2005		10-QSB/A	February 18, 2005	99.1
10.70	2005 Markland Technologies, Inc. Stock Award Plan *		8-K	April 22, 2005	2.1
10.71	Form of Markland Technologies, Inc. Stock Award Agreement *		8-K	April 22, 2005	2.2
10.72	Employment Agreement Amendment between Markland Technologies, Inc. and Robert Tarini dated May 17, 2005 *		10-QSB	May 23, 2005	10.83
10.73	Employment Agreement Amendment between Markland Technologies, Inc. and Joseph Mackin dated May 17, 2005 *		10-QSB	May 23, 2005	10.84
10.74	Consultant Agreement Amendment between Markland Technologies, Inc. and Verdi Consulting, Inc. dated May 17, 2005		10-QSB	May 23, 2005	10.85
10.75	Restricted Stock Grant Agreement between Markland Technologies, Inc. and Joseph Mackin dated May 18, 2005 *		10-QSB	May 23, 2005	10.86
10.76	Exchange Agreement dated June 20, 2005 by and between Markland Technologies, Inc. and DKR Soundshore Oasis Holding Fund, Ltd.		SB-2(4)	June 22, 2005	10.84
10.77	Exchange Agreement dated June 20, 2005 by and between Markland Technologies, Inc. and DKR Soundshore Strategic Holding Fund, Ltd.		SB-2(4)	June 22, 2005	10.85

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.78	Exchange Agreement dated June 20, 2005 by and between Markland Technologies, Inc. and ipPartners, Inc.		SB-2(4)	June 22, 2005	10.86
10.79	Exchange Agreement dated June 20, 2005 by and between Markland Technologies, Inc. and Verdi Consulting, Inc.		SB-2(4)	June 22, 2005	10.87
10.80	Letter from Marcum & Kliegman regarding the change in certifying accountants		8-K/A	July 15, 2004	16.1
10.81	Stock Purchase Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated August 17, 2005		8-K	August 18, 2005	10.1
10.82	Exchange Agreement dated August 19, 2005 by and between Markland Technologies, Inc. and Deer Creek Fund LLC		8-K	August 25, 2005	10.1
10.83	Registration Rights Agreement dated August 25, 2005 between Markland Technologies, Inc. and Deer Creek Fund LLC		8-K	August 25, 2005	10.2
10.84	Agreement between Markland Technologies, Inc. and DKR Soundshore Oasis Holding Fund, Ltd. dated September 20, 2005		8-K	September 20, 2005	10.1
10.85	Agreement between Markland Technologies, Inc. and DKR Soundshore Strategic Holding Fund, Ltd. dated September 20, 2005		8-K	September 20, 2005	10.2
10.86	Stock Pledge Agreement by and among Markland Technologies, Inc., DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holdings Fund, Ltd. dated September 20, 2005		8-K	September 20, 2005	10.3
10.87	Agreement relating to Certain Securities Issued by Markland Technologies, Inc. and Technest Holdings, Inc. dated October 4, 2005 by and among James LLC, Southridge Partners, LP, Southshore Capital Fund, Ltd., Greenfield Capital Partners LLC, Markland Technologies, Inc. and Technest Holdings, Inc.		8-K	October 7, 2005	10.1

Exhibit No.	Description	Filed with this Form 10-KSB	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.88	Agreement to Terminate Leases dated October 4, 2005 by and among Markland Technologies, Inc., Technest Holdings, Inc. and Southridge Holdings LLC.		8-K	October 7, 2005	10.2
10.89	Form of Exchange Agreement dated October 4, 2005 between Markland Technologies, Inc. and Southridge Partners, LP.		8-K	October 7, 2005	10.3
10.90	Form of Exchange Agreement dated October 4, 2005 between Markland Technologies, Inc. and Southshore Capital Fund, Ltd.		8-K	October 7, 2005	10.4
10.91	Form of Warrant Issued to Greenfield Capital Partners LLC.		8-K	October 7, 2005	10.5
21.1	List of Subsidiaries	X
23.1	Consent of Wolf & Company, PC	X
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB/A.

Notes:
(1) SEC File # 333-120390
(2) SEC File # 333-115395
(3) SEC File # 333-123400
(4) SEC File # 333-126051

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by Marcum and Kliegman LLP for the year ended June 30, 2004 and Wolf & Company, P.C. for the year ended June 30, 2005, were:

	2004	2005
Audit	$210,000	$228,200
Audit Related	172,000	128,200
Tax	0	58,750
All Other	0	0
Total	$382,000	$415,150

        The Audit fees for the years ended June 30, 2004, and 2005, were for professional services rendered for the audits of the consolidated financial statements of the Company and quarterly reviews.

The Audit Related fees for the years ended June 30, 2004, and 2005, were for professional services rendered in connection with consents and assistance with review of registration statements filed with the SEC, for consultations concerning financial accounting and reporting standards, and audits of entities acquired in purchase business combinations.

The Tax fees for the year ended June 30, 2005 were for professional services rendered in the preparation of federal corporate tax returns.

The fee information above excludes fees paid by Markland's majority-owned subsidiary, Technest Holdings, Inc., which were disclosed in its 10-KSB filed September 28, 2005.

The percentage of hours expended on Wolf & Company, PC's engagement to audit our financial statements that was performed by other than Wolf & Company, PC's full-time permanent employees did not exceed 50%.

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

None of the services provided by our independent registered public accounting firm for fiscal 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKLAND TECHNOLOGIES, INC.

By:  Robert Tarini
Robert Tarini
Title: Chief Executive Officer

Date: October 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert Tarini
Robert Tarini
Title: Chief Executive Officer and Chairman of
the Board of Directors

Date: October 11, 2005

By: /s/ Joseph P. Mackin
Name: Joseph P. Mackin
Title: Chief Operating Officer, President and Director

Date: October 11, 2005

By: /s/ Gino M. Pereira
Name: Gino M. Pereira
Title: Chief Financial Officer and Director

Date: October 11, 2005