Form 10QSB
period 2005-09-30
MARKLAND TECHNOLOGIES INC
filed 2005-11-21
CIK 1102833

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

COMMISSION FILE NUMBER 000-28863

MARKLAND TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	84-1334434
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

88 Royal Little Drive
Providence, RI 02904
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

(617)973 5104
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of November 21, 2005, there were 350,449,710 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (CHECK ONE):
Yes [ ] No [X]

MARKLAND TECHNOLOGIES, INC.

FORM 10-QSB

September 30, 2005

Statements contained in this quarterly report on Form 10-QSB, for the quarter ended September 30, 2005, which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully. All forward-looking statements included in this quarterly report on Form 10-QSB, for the quarter ended September 30, 2005, are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this quarterly report and with the information contained in Item 2 together with Management's Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the year ended June 30, 2005, including, but not limited to, the section therein entitled "Risk Factors."

PART I. FINANCIAL INFORMATION

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$4,532,710
Accounts receivable	7,888,130
Inventory and work in process	291,312
Restricted cash	291,459
Other current assets	289,909
TOTAL CURRENT ASSETS	13,293,520

PROPERTY AND EQUIPMENT- NET	847,155

OTHER ASSETS:
Amortizable intangible assets, net	12,931,139
Goodwill	14,035,551
TOTAL OTHER ASSETS	26,966,690
TOTAL ASSETS	$41,107,365

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,171,184
Accrued expenses and other current liabilities	3,604,324
Convertible secured notes, net of discount of $69,344	1,328,031
Dividend payable	1,885,529
Current portion of long-term debt	2,322,193
TOTAL CURRENT LIABILITIES	19,331,261

NON-CURRENT LIABILITIES
Long-term debt, less current portion and discount of $1,100,967	5,484,435
TOTAL LIABILITIES	24,795,696

MINORITY INTEREST	5,071,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A redeemable convertible preferred stock - no par value; 30,000 authorized, issued and outstanding; liquidation preference of $300,000	300,000
Series C 5% cumulative convertible preferred stock - $.0001 par value; 8,000 authorized; 0 issued and outstanding;	--
Series D convertible preferred stock - $.0001 par value; 40,000 authorized; 9,268 issued and outstanding; liquidation preference of $9,268,000	2
Common stock - $.0001 par value; 500,000,000 authorized; 293,222,935 shares issued and outstanding	29,322
Additional paid-in capital	76,623,747
Unearned compensation	(12,861,373)
Accumulated deficit	(52,851,108)
TOTAL STOCKHOLDERS' EQUITY	11,240,590
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,107,365

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

REVENUES	$18,996,341	$15,769,851
COST OF REVENUES	15,590,455	12,442,893
GROSS PROFIT	3,405,886	3,326,958

OPERATING EXPENSES:
Selling, general and administrative	4,860,132	3,593,619
Research and development	171,935	--
Amortization of intangible assets	474,202	481,992
TOTAL OPERATING EXPENSES	5,506,269	4,075,611
OPERATING LOSS	(2,100,383)	(748,653)

OTHER EXPENSES
Interest expense	2,003,724	503,215
Other income, net	(38,731)	(5,847)
TOTAL OTHER EXPENSES, NET	1,964,993	497,368

NET LOSS BEFORE MINORITY INTEREST	(4,065,376)	(1,246,021)

MINORTITY INTEREST	23,266	--
NET LOSS AFTER MINORITY INTEREST	(4,042,110)	(1,246,021)

Deemed Dividend to Preferred Stockholders - Series D	159,552	--
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,201,662)	$(1,246,021)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	215,804,637	38,352,594

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

			Series A Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005	184,215,208	$18,421	30,000	$300,000	-	$-

Conversion of Series D convertible preferred stock into common stock	45,840,657	4,584	-	-	-	-
Amortization of employment and consulting agreements	-	-	-	-	-	-
Repurchase of common stock related to cancelled employment agreement	(6,555,088)	(656)	-	-	-	-
Stock issued in settlement of liquidated damages related to registration rights	5,589,299	559	-	-	-	-
Stock issued in connection with conversion of promissory notes	63,244,562	6,325	-	-	-	-
Stock issued in connection with interest on promissory notes	888,297	89	-	-	-	-
Beneficial conversion feature on convertible promissory notes	-	-	-	-	-	-
Exchange of Series D convertible preferred stock for Technest Series B convertible preferred stock	-	-	-	-	-	-
Reclassification of warrants from permanent equity to liabilities	-	-	-	-	-	-
Dividend payable	-	-	-	-	-	-
Net loss after minority interest	-	-	-	-	-	-
Balance - September 30, 2005	293,222,935	$29,322	30,000	$300,000	-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Series D Convertible		Unearned
	Preferred Stock		Compensation
	Shares	Amount	Amount

Balance - July 1, 2005	12,598	$2	$(13,778,332)

Conversion of Series D convertible preferred stock into common stock	(3,830)	-	-
Amortization of employment and consulting agreements	-	-	916,959
Repurchase of common stock related to cancelled employment agreement	-	-	-
Stock issued in settlement of liquidated damages related to registration rights	-	-	-
Stock issued in connection with conversion
of promissory notes	-	-	-
Stock issued in connection with interest on promissory notes	-	-	-
Beneficial conversion feature on convertible promissory notes	-	-	-
Exchange of Series D convertible preferred stock for Technest Series B convertible preferred stock	500	-	-
Reclassification of warrants from permanent equity to liabilities	-	-	-
Dividend payable	-	-	-
Net loss after minority interest	-	-	-
Balance - September 30, 2005	9,268	$2	$(12,861,373)

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Additional		Total
	Paid-in	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2005	$75,375,199	$(48,808,998)	$13,106,292

Conversion of Series D convertible preferred stock into common stock	(4,584)	-	-
Amortization of employment and consulting agreements	-	-	916,959
Repurchase of common stock related to cancelled employment agreement	(64,895)	-	(65,551)
Stock issued in settlement of liquidated damages related to registration rights	625,944	-	626,503
Stock issued in connection with conversion of promissory notes	2,533,665	-	2,539,990
Stock issued in connection with interest on promissory notes	67,791	-	67,880
Beneficial conversion feature on convertible promissory notes	69,344	-	69,344
Exchange of Series D convertible preferred stock for Technest Series B convertible preferred stock	61,812	-	61,812
Reclassification of warrants from permanent equity to liabilities	(155,000)	-	(155,000)
Dividend payable	(1,885,529)	-	(1,885,529)
Net loss after minority interest	-	(4,042,110)	(4,042,110)
Balance - September 30, 2005	$76,623,747	$(52,851,008)	$11,240,590

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss after minority interest	$(4,042,110)	$(1,246,021)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in net loss of subsidiary	(23,266)	--
Depreciation and amortization of property and equipment	86,933	77,456
Amortization of intangible assets	474,202	481,992
Loss on disposal of equipment	29,615	23,722
Non-cash interest expense	1,383,974	314,166
Amortization and remeasurement of compensatory stock compensation	916,959	(19,143)
Changes in operating assets and liabilities:
Accounts receivable	(236,525)	(834,641)
Inventory and work in process	85,475	--
Restricted cash	(40,255)	--
Other current assets	27,029	(104,582)
Accounts payable	(651,201)	4,069,967
Accrued expenses and other current liabilities	428,988	(259,057)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,560,182)	2,503,859

CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	--	2,100
Additional transaction costs relating to purchase of EOIR	--	(61,611)
Purchase of property and equipment	(55,409)	(66,749)
NET CASH USED IN INVESTING ACTIVITIES	(55,409)	(126,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(65,551)	--
Repayments of long-term debt	(610,592)	(325,024)
Repayments of credit line	--	(600,000)
Proceeds from convertible secured notes, net	--	3,458,780
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(676,143)	2,533,756

NET (DECREASE)INCREASE IN CASH	(2,291,734)	4,911,355

CASH - BEGINNING	6,824,444	1,101,088
CASH - ENDING	$4,532,710	$6,012,443

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Cash paid during the periods for:
Interest	$89,749	$178,520
Taxes	$--	$--

Non-cash investing and financing activities:
Stock issued for payment of accrued interest	$67,880	$--
Beneficial conversion feature of convertible secured notes	$69,344	$--
Stock issued in settlement of liquidated damages concerning registration statements	$626,503	$--
Stock issued upon conversion of promissory notes	$2,539,990	$--
Exchange of Series D preferred stock for Technest Series B preferred stock	$61,812	$--
Dividend declared	$1,885,529	$--
Warrants reclassified from permanent equity to liabilities	$155,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKLAND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Markland Technologies, Inc. and Subsidiaries ("Markland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the result that may be expected for the year ending June 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2005 filed with the Securities and Exchange Commission.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc. ("STI"), Ergo Systems, Inc. ("Ergo"), and Science and Technology Research Corporation, Inc. ("STR"), and its majority-owned subsidiary, Technest Holdings, Inc. (“Technest”), and Technest’s wholly-owned subsidiaries, E-OIR Technologies, Inc. ("EOIR"), and Genex Technologies, Inc. (“Genex”). The minority interest represents outsiders’ interest in preferred stock of Technest (see Note 8). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the determination of the fair value of assets acquired and liabilities assumed in business combinations, impairment of identified intangible assets, goodwill and long lived assets, the fair value of equity instruments issued, valuation reserves on deferred tax assets, amounts due to contracting government agencies as a result of their audits and revenue and costs recognized on long-term, fixed-price contracts.

Concentrations

Markland has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 2005.

Substantially all revenue is generated from contracts with Federal government agencies. Consequently, substantially all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Restricted Cash

Restricted cash represents one year certificates of deposit collateralizing letters of credit in the amount of $250,000 and $40,000 issued in favor of two banks in conjunction with the Company’s corporate credit cards.

Accounts Receivable

Accounts receivable represent the amount invoiced for product shipped and amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made. The Company has not experienced any material losses in accounts receivable and has provided no allowance at September 30, 2005. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Category	Estimated Useful Life
Software	3 years
Computers and equipment	3 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	5-7 years

Property and equipment, net consisted of the following at September 30, 2005:

Software	$158,308
Computers and equipment	590,335
Vehicles	55,268
Leasehold improvements	222,338
Furniture and fixtures	205,197
$1,231,446
Less accumulated depreciation and amortization	(384,291)
$847,155

Depreciation and amortization expense for the three months ended September 30, 2005 and 2004 was $86,933 and $77,456, respectively.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at September 30, 2005, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable, accounts payable and other long-term debt approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR have been recorded at their fair value, as determined by management with regard to a number of considerations including an independent valuation, which is less than the face value due to a below market interest rate. The convertible secured notes have been recorded at relative fair value which is less than face value as a result of the relative fair value of warrants issued in conjunction with the notes and the related beneficial conversion feature.

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

Common stock equivalents, consisting of convertible debt, Series A and D Convertible preferred stock, Technest’s Series B preferred stock, options and warrants, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No impairment charges were recorded in the three months ended September 30, 2005 and 2004.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Markland continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, Markland evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Markland's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2005 and 2004.

Stock-Based Compensation

At September 30, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Markland has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the three months ended September 30, 2005 and 2004.

	Three months ended
	September 30,
	2005	2004

Net loss as reported	$(4,042,110)	$(1,246,021
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339	198,848
Deduct: stock-based employee compensation under fair value method	(243,639)	(258,710)
Pro forma net loss	(4,189,410)	(1,186,159)
Deemed dividends to preferred stockholders	159,552	--
Pro forma net loss to applicable to common stockholders	$(4,348,932)	$(1,186,159
Basic and diluted loss per share - as reported	$(0.02)	$(0.03
Basic and diluted loss per share - pro forma	$(0.02)	$(0.03

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

3.    ACQUISITIONS

Purchase of Technest Holdings, Inc. and Genex Technologies, Inc.

On February 14, 2005, Markland entered into definitive agreements with Technest, a public company with no revenue and minimal assets and operations, Genex, and certain investors, which resulted in Markland acquiring controlling interests in Technest simultaneously with and conditioned upon the Technest acquisition of Genex.

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

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng (“Dr. Geng”), the sole stockholder of Genex. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock valued at $6,101,259 (the shares of Markland common stock issued to Technest); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Dr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that paid interest at the rate of 6% per annum. Dr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition, the Company discovered what it believes were material misrepresentations made by Dr. Geng in the Merger Agreement. As a result of damages arising in connection with these breaches, the Company has refused to issue the promissory note, the additional shares of Markland common stock or the contingent consideration of Technest common stock, if any.

Genex is a supplier of advanced imaging, surveillance and security sensor technologies.

Unaudited Condensed Pro Forma Information

Unaudited condensed pro forma information for Markland's acquisition of Genex assuming it was acquired on July 1, 2003 is as follows:

Three Months Ended
September 30, 2004

Revenues	$17,103,000
Loss from operations	$(646,000)
Net loss applicable to common stockholders	$(1,142,000)
Net loss applicable to common stockholders per common share	$(0.03)

Push Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing represent a collaborative group brought together to promote the acquisition of Genex, the push down basis of accounting has been applied to the acquisition of Technest by Markland. In accordance with the push down basis of accounting, Technest recorded Genex’s net assets, which are included in our consolidated financial statements, at their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above. Technest’s accumulated deficit was reset to zero as of the acquisition date. The purchase price was allocated to the estimated fair value of Genex’s assets and liabilities as determined by management based on a number of considerations including an independent purchase price allocation analysis.

Reorganization and Stock Dividend

On August 17, 2005, Markland sold all of the outstanding stock of EOIR to its majority-owned subsidiary, Technest pursuant to a Stock Purchase Agreement with Technest.  As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland, and, as a result, Markland’s ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of Technest’s convertible securities and the exercise of all warrants to purchase Technest common stock).  This reorganization did not result in a change of control of EOIR and as a result, no pro forma financial information is considered necessary.  We did not need stockholder consent in order to complete this reorganization. Since this is a transaction between entities under common control, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, Appendix D, Technest recorded the net assets of EOIR at their carrying value on the date of transfer and there was no impact on the consolidated group.

In connection with this reorganization, the Board declared a stock dividend of $10 million worth of its Technest common stock to Markland common stockholders up to a maximum of 2.5 million shares of Technest common stock.  The record date for the dividend is May 1, 2006 and the dividend date is July 5, 2006.  The actual number of shares of Technest common stock to be distributed will be calculated based on a per share price equal to the average closing price of the Technest Stock as reported by the National Association of Securities Dealers Automatic Quotations service for the ten trading days ending June 30, 2006; however, in no event shall the number of shares of Technest common stock distributed exceed 2.5 million.

The distribution of shares of Technest common stock to the shareholders of Markland is considered a nonreciprocal transfer to the owners of Markland, as discussed in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” and part of a reverse spinoff as described in EITF 02-11, “Accounting for Reverse Spinoffs”. As a result, the transfer is accounted for using Markland’s recorded amount of the Technest common stock distributed rather than the fair value of that stock. At September 30, 2005, the Company recorded a dividend payable based on the estimated the number of Technest common shares that will be distributed using the most recent quoted price of Technest’s common stock. The final recorded amount of the dividend could differ from this amount.

4.    AMORTIZATION OF INTANGIBLE ASSETS

Amortizable intangible assets consist of the following at September 30, 2005:

Amortizable intangibles - EOIR	$11,755,000
Amortizable intangibles - Ergo	400,000
Amortizable intangibles - STR	1,551,944
Amortizable intangibles - Technest	1,731,111
Total amortizable intangibles	15,438,055
Accumulated amortization	(2,506,916)
Net amortizable intangibles	$12,931,139

Amortization expense was $474,202 and $481,992 for the nine months ended September 30, 2005 and 2004, respectively.

5.    LONG-TERM DEBT

Notes Payable - EOIR Acquisition

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes is $9,532,044 as determined by management based on a number of considerations including an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note. During the three months ended September 30, 2005 and 2004, $73,399 and $73,398, respectively, were amortized to interest expense. The carrying value of the note and the unamortized discount at September 30, 2005 was $8,800,000 and $1,100,967, respectively.

Other Long-Term Bank Debt

EOIR's other long-term bank debt consists of the following as of September 30, 2005:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest of LIBOR plus 2.75% (6.80% at September 30, 2005)	34,518
First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest of LIBOR plus 2.75%, (6.80% at September 30, 2005)	49,802
First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly payments of $3,514 including interest of 5.05%	11,588
American Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of $406 including interest of 4.70%	11,687
$107,595

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

On September 20, 2005, the due date of these Convertible Notes was extended to December 20, 2005.

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

On September 21, 2004, Markland estimated the fair value of the Warrants and allocated the gross proceeds of $4,000,000 on a relative fair value basis between the Convertible Notes and the Warrants. Based on this analysis, Markland estimated that the relative fair value of the Warrants and Convertible Notes were approximately $1,659,000 and $2,341,000, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the Convertible Notes could convert into 6,500,000 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $3,054,000. Since the beneficial conversion feature exceeded the carrying value of the Convertible Notes, the recognition of the beneficial conversion feature was limited to $2,341,000. As a result, the Convertible Notes were recorded net of the fair value of the Warrants and beneficial conversion feature at $0 and will be accreted to $5,200,000, the face value of the Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $133,657 for the three months ended September 30, 2005. The carrying value of the Convertible Notes and unamortized discount at September 30, 2005 was $1,095,000 and $0, respectively.

In conjunction with the issuance of these Convertible Notes and Warrants, Markland incurred cash financing costs of $766,628. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $39,987 in the three months ended September 30, 2005.

Warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 and three year term were issued as finders fees. The fair value of these warrants have been calculated at $887,374 and have been recorded as additional deferred financing costs and are being amortized to interest expense over the term of the Convertible Notes. Non-cash interest expense related to the amortization of these deferred financing costs was $46,284 in the three months ended September 30, 2005.

During the three months ended September 30, 2005, notes with a face value of $2,055,000 were converted into 55,118,491 shares of the Company’s common stock.

Extension of Convertible Notes

On September 20, 2005, Markland Technologies, Inc. entered into an agreement with DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holding Fund, Ltd. (the “DKR entities”), the holders of Markland’s currently outstanding September 21, 2004 Secured 8% Convertible Notes (the “Notes”), to extend the maturity date of the Notes for ninety (90) days.  The Notes were due on September 21, 2005.  The Notes are now due on December 20, 2005.  As of September 30, 2005, the principal amount currently outstanding on these Notes was $1,095,000.

As consideration for the extension of the maturity date of the Notes, Markland agreed to issue to the DKR entities for no additional consideration secured convertible promissory notes identical in all respects to the Notes, but for the fact that the maturity date of such notes is January 20, 2006.  The original principal amount for the note to DKR Soundshore Oasis Holding Fund, Ltd. is $224,700 and the original principal amount for the note to DKR Soundshore Strategic Holding Fund, Ltd. is $52,675 (collectively, the “New Notes”).  The principal amount of the New Notes was recorded as a liability and charged to interest expense in the quarter ended September 30, 2005. The New Notes have all the rights and preferences of the Notes as set forth in the Securities Purchase Agreement, dated September 21, 2004, between Markland and the investors signatory thereto.  Markland also agreed to prepare and file with the Securities and Exchange Commission a registration statement on Form SB-2 covering the resale of the shares of Markland common stock, $.0001 par value per share, issuable upon conversion of the New Notes (the “Underlying Stock”).  The Underlying Stock is deemed Registrable Securities as defined in the Registration Rights Agreement, dated September 21, 2004, between Markland and the investors signatory thereto, and afforded all the rights and obligations of Registrable Securities, provided, however, that the Filing Date (as defined in the aforementioned Registration Rights Agreement) of the registration statement on Form SB-2 covering the resale of the Underlying Stock shall be no later than October 17, 2005. Based on the initial conversion price of $0.03 per share, Markland estimated that the New Notes could convert into 11,557,292 shares of common stock and the effective conversion price was approximately $0.024 per share. Accordingly, Markland determined that there was a beneficial conversion feature of $69,344 which was recorded as a discount on the New Note and will be amortized to interest expense over the term.

The carrying value of the New Notes and the unamortized discount at September 30, 2005 was $277,375 and $69,344 respectively.

Markland also entered into a stock pledge agreement with the DKR entities pursuant to which Markland pledged 3,000,000 shares of Technest common stock currently owned by Markland to secure Markland’s obligations under the New Notes.

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

On November 9, 2004, Markland estimated the fair value of the November Warrants and allocated the gross proceeds of $1,350,000 on a relative fair value basis between the November Convertible Notes and the November Warrants. Based on this analysis, Markland estimated that the relative fair value of the November Warrants and November Convertible Notes were approximately $571,513 and $778,487, respectively. Based on the initial conversion price of $0.80 per share, Markland estimated that the November Convertible Notes could convert into 2,193,750 shares of common stock and the effective conversion price was approximately $0.36 per share. Accordingly, Markland determined that there was a beneficial conversion feature of approximately $713,263. As a result, the November Convertible Notes were recorded net of the fair value of the November Warrants and beneficial conversion feature at $65,224 and will be accreted to $1,755,000, the face value of the November Convertible Notes, over the term of those notes. Non-cash interest expense related to the accretion of this discount was $35,958 for the three months ended September 30, 2005. The carrying value of the November Convertible Notes and the unamortized discount at September 30, 2005 was $25,000 and $0, respectively.

In conjunction with the issuance of these November Convertible Notes and November Warrants, Markland incurred financing costs of $175,530. These costs have been recorded in Other Assets as deferred financing costs and are being amortized to interest expense over the term of the November Convertible Notes. Non-cash interest expense related to the amortization of deferred financing costs was $85,931 in the three months ended September 30, 2005.

The other terms of these notes and warrants are substantially the same as the Convertible Notes and Warrants Purchase agreement dated September 21, 2004 described above.

In the three months ended September 30, 2005, notes with a face value of $484,990 were converted into 8,126,071 shares of the Company’s common stock.

Accrued interest of $67,880 related to both the September 21, 2004 and November 9, 2004 convertible notes was paid through the issuance of 888,297 shares of common stock.

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

At September 30, 2005, there were no shares of Series C Preferred Stock issued or outstanding.

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

On August 19, 2005, we entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which we exchanged 114,942 shares of Technest Series B Preferred Stock (potentially convertible into 3,799,409 shares of Markland common stock based on the closing price of Markland’s common stock as of August 19, 2005) for 500 shares of Markland Series D Preferred Stock (convertible into 5,008,013 shares of Markland Common Stock as of August 19, 2005).  The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $159,552. The accretion of the beneficial conversion features on the Series D Preferred Stock has been recorded as a deemed dividend. The deemed dividends increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.

During the three months ended September 30, 2005, 3,830 shares of Series D were converted into 45,840,657 common shares of the Company.

At September 30, 2005, there were 9,268 shares of Series D outstanding. Please see Note 15 for an issuance of Series D after September 30, 2005.

Common Stock Issuances

Markland has entered into compensation agreements with certain officers and a consultant (see Note 11) which provide for, among other things, certain performance-based stock grants. Markland did not issue any shares under these agreements in the three months ended September 30, 2005. Markland amortized stock compensation expense of $916,959 in this period.

During the three months ended September 30, 2005, Markland issued the following:

•	45,840,657 shares of its common stock on conversion of 3,830 Series D shares.

•	5,589,299 shares of its common stock with a fair value of $626,503 issued as settlement of liquidated damages being charged to interest expense.

•	63,244,562 shares of its common stock on conversion of secured convertible notes.

•	888,297 shares of its common stock in satisfaction of accrued interest of $61,812 on secured convertible notes.

Markland has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	29,000,000
Reserve for stock option plan	50,000,000
Reserve for conversion of Series A Preferred Stock	10,000
Reserve for conversion of Series D Preferred Stock	386,000,000
Reserve for conversion of Technest Series B preferred stock	7,000,000
Reserve for conversion of secured convertible notes	98,000,000
Total reserves	570,010,000

The Company is also obligated to issue certain shares under employment and consulting agreements. The potential shares issuable as of September 30, 2005 exceed the authorized share capital of Markland. The authorization to issue additional shares to satisfy these requirements is dependent on approval by a majority of Markland shareholders.

Technest Series B Convertible Preferred Stock

In conjunction with Markland’s acquisition of Technest and Technest’s acquisition of Genex (see Note 3), Technest issued, among other securites, 1,149,425 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which Markland common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing the quotient of (a) $5,000,000 divided by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425. As of September 30, 2005, 747,124 shares of Series B Convertible Preferred Stock have been converted to 3,250 shares of Markland Series D preferred stock and subsequently retired.

At September 30, 2005, Technest has incurred liquidated damages of $530,000 which was charged to interest expense related to the Company’s failure to file a registration statement.

Minority Interest

As of September 30, 2005, the minority interest in Technest is comprised of the following:

Outside investment in Technest common and preferred stock		$3,512,273
Deemed dividends related to beneficial conversion features of Technest preferred stock	2,174,858
Portion of outside investment converted into Markland Series D preferred stock	(401,780)
Minority interest in net loss of Technest	(214,272)	1,558,806
Minority interest		$5,071,079

9.    OPTIONS AND WARRANTS

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

One employee received five options, each of which allows for the purchase of a number of shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of the stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of the stock on the vesting date. The intrinsic value of these options based on the fair value of the stock on September 30, 2005 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of September 30, 2005, the maximum number of shares issuable under these options is 26,745,703.

For the three months ended September 30, 2005, the Company recorded $96,339 in amortization relating to the Plan options.

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

There were no options issued in the three months ended September 30, 2005 and 5,222,790 were vested at September 30, 2005.

Warrants

At September 30, 2005, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration

Issued in conjunction with April 2, 2004 private placement	3,333,333	$1.25	April 2, 2007
	333,333	$1.40	April 2, 2007
Issued in conjunction with April 16, 2004 private placement	2,500,000	$1.50	April 16,2007
	25,000	$2.00	April 16,2007
Issued in conjunction with May 3, 2004 private placement	7,098,750	$1.50	May 3, 2007
	529,800	$1.50	May 3, 2007
Issued in conjunction with September 21, 2004 convertible note	1,000,000	$0.60	September 21, 2009

Issued in conjunction with November 9, 2004 convertible note	337,500	$1.50	November 9, 2007

Issued in conjunction with December 7, 2004 consulting agreement	400,000	$0.60	November 30, 2007

Issued in conjunction with September 21, 2004 lock up agreement	1,088,160	$0.60	January 5, 2009

Issued in conjunction with March 29, 2005 agreement	8,443,750	$0.60	March 8, 2010

Total	25,089,626

Weighted average exercise price	$1.00

Weighted average remaining life		2.75 years

All warrant agreements contain anti-dilution provisions which, upon exercise, may cause the exercise price and number of shares of common stock issued to differ from those listed above.

At September 30, 2005, the Company does not have sufficient authorized common shares available to deliver upon exercise of the warrants listed above. As a result, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants have been reclassified from permanent equity to a liability. The Company estimated the fair value of the warrants on the date of the change in classification using the Black-Scholes option pricing model. Therefore, $155,000 was reclassified from permanent equity to accrued expenses and other current liabilities. A change in the fair value of the Company’s common stock by $0.01 per share would increase or decrease the fair value of the warrants by approximately $70,000. The Company will continue to remeasure the fair value of the warrants each period and record any change in the statement of loss as long as the warrants continue to be classified as liabilities.

10.	NET LOSS PER SHARE

All securities that could potentially dilute basic earnings per share ("EPS") were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

11.    COMMITMENTS AND CONTINGENCIES

Compensation Agreements

In the three months ended September 30, 2005, Markland amortized stock compensation of $916,959 related to its compensation agreements.

Facility Rental

We have an administrative office in Providence, Rhode Island which is utilized under a monthly sublease comprising approximately 4,000 square feet and an administrative office in Boston, MA. The monthly lease amount for these facilities is approximately $12,000

EOIR, Technest's wholly owned subsidiary, holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006. The office space lease provides for annual increases of 3% to the base rent and requires the Company to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

Rent expense for the three months ended September 30, 2005 and 2004, was $144,717 and $72,965 respectively.

Income taxes

The Company expects that its net operating loss carryforwards will be sufficient to offset any taxable income. As a result, no provision for income taxes or any related penalties or interest has been recorded for the three months ended September 30, 2005 and 2004.

Government Contracts

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency. During an audit conducted in November 2004 covering the fiscal year 2002, the Defense Contract Audit Agency (“DCAA”) discovered significant deficiencies in Genex’s accounting system that resulted in misclassified and unallowable costs. As a result of this audit, Genex could be prevented from completing certain previous contracts awarded by the Department of Defense and may be required to refund amounts overbilled to its customers.  The Company has accrued $ 68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to September 30, 2005. At September 30, 2005, the company has determined that $102,228 is repayable to the government. This amount is included in accrued expenses at September 30, 2005.

12.    INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2005 and 2004, due to the Company's operating losses and a full valuation reserve.

The Company's deferred tax asset before valuation allowance is approximately $16,000,000, and at September 30, 2005 consisted primarily of net operating loss carry forwards. The change in the valuation allowance for the year ended June 30, 2005 was approximately $6,000,000. The Company's net operating loss carry forwards of approximately $34,000,000 will expire in varying amounts through 2025. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

13.    RELATED PARTY TRANSACTIONS

Robert Tarini, our chief executive officer is also chief executive officer of SyQwest, Inc. SyQwest performs software and engineering development for the Company and provides approximately 4000 sq ft of office space to the Company in Providence, RI. During the three months ended September 30, 2005, $214,280 was paid to SyQwest for these services and there was no balance outstanding with SyQwest at September 30, 2005.

ipPartners, Inc. a corporation majority owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman, participated in 12.5% of the February 14, 2005 investor financing related to the acquisition of Genex by Technest. This financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction. ipPartners, Inc. is also a participant in the exchange agreement to exchange Markland Series D preferred stock for Technest Series B preferred stock.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

14.    LITIGATION

Charles Wainer

On June 28, 2004, Charles Wainer filed a civil suit against Markland in Florida state court alleging breach of a stock purchase agreement and breach of an employment agreement stemming from Wainer's sale of his business to a predecessor of Markland and his subsequent employment thereat. In the complaint, Wainer alleges Markland owes him $300,000 cash, some unspecified portion of $700,000 in stock, some unspecified portion of $86,000 cash for lease payments, and approximately $20,000 in back-pay. On August 11, 2004, Markland answered the complaint and denied any liability. In September 2005 the trial of this matter was concluded. As a result, Markland anticipates that judgment will be entered against Markland and in favor of Mr. Wainer in an amount of approximately $482,000. At June 30, 2005, the Company charged to Selling, General and Administrative expense $482,000 related to this matter.

Joseph R. Moulton

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against the Company, EOIR, and our Chief Executive Officer and Director, Robert Tarini. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by the Company, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by the Company. In his complaint Mr. Moulton asserts, among other things, that the Company breached its obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which the Company acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors. Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking certain other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that the Company's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. The Company is a guarantor of these notes. The Company believes that the allegations in this lawsuit are entirely without merit and expects to file an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

Deer Creek

Markland and Technest were notified on July 21, 2005 by counsel for Deer Creek LLC, or Deer Creek, an investor in the February 15, 2005 transaction involving Technest, Markland and Genex, that Deer Creek filed an order to show cause requesting a temporary restraining order in the Supreme Court for New York County, naming Technest and Markland as defendants. Deer Creek is seeking to enjoin Markland from issuing its common stock upon conversion of certain shares of Markland's Series D Preferred Stock issued pursuant to certain exchange agreements dated June 20, 2005. Technest and Markland retained the firm of Pryor, Cashman, Sherman & Flynn LLP, 410 Park Avenue, 10th Floor, New York, New York 10022 to represent their interests in this matter. On July 25, 2005 Technest and Markland removed the matter to the United States District Court for the Southern District of New York. This matter was settled on August 19, 2005. Markland entered into an exchange agreement and a registration rights agreement with Deer Creek on August 19, 2005.

Greg and Mary Williams

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as a defendant, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

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

Other

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows

15.    SUBSEQUENT EVENTS

Subsequent stock issuances

Subsequent to September 30, 2005, convertible promissory notes with a face value of $925,000 were converted into 37,809,372 shares of our common stock.

Subsequent to September 30, 2005, 275 shares of Series D Convertible Preferred Stock were converted into 12,001,099 shares of our common stock.

On October 4, 2005, we entered into exchange agreements with Southridge Partners, LP and Southshore Captial Fund, Ltd., pursuant to which we issued 1,750 shares of Series D preferred stock in exchange for 402,301 shares of Technest Series B preferred stock.

On October 4, 2005, we issued a warrant to purchase 750,000 shares of our common stock to Greenfield Capital Partners LLC.  The warrants expire on February 10, 2010 and have an exercise price of $0.34 per share and are substantially in the form attached to our current report on Form 8-K filed on October 7, 2005 as Exhibit 10.5.  These warrants are exercisable immediately.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending September 30, 2005 should be read together with our financial statements and related notes included elsewhere in this report.

Forward Looking Statements

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding Technest Holdings, Inc.’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

Business

Overview

Our business, as it exists today, consists of five business areas: intelligent surveillance, chemical and explosives detection, advanced technologies research and development, remote sensor systems and technologies, and border security. Our primary sources of operating revenue are from our indirect subsidiaries, EOIR and Genex.

Through EOIR and Genex, we offer remote sensing technology products and services, providing complete solutions for three-dimensional (3D) imaging and display, intelligent surveillance, and 3D facial recognition to the United States Department of Defense ("DOD") and various other United States intelligence agencies ("INTEL"), educational and medical institutions and private commercial entities. These acquisitions are a very important part of our ongoing business strategy of creating a world class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

Genex offers products which include: (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of 3D facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive 3D medical imaging tools. EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts of EOIR and Genex involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

Intelligent Surveillance

Genex’s intelligent surveillance portfolio is anchored by its real-time embedded image processing technology and its 3D facial recognition technology. Our products include OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™ and Omnivision.

The OmniEye™Wellcam is an ultra light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability. The OmniEye™ Cerberus is a re-configurable multi-sensor system that is designed for long distance infrared and visible light detection. The OmniEye™ Cerberus delivers this flexibility while still maintaining seamless panoramic coverage up to 360 degrees.

The Smart Optical Sensor high speed image processing platform powers Genex’s Smart Suite™ algorithms, enhancing both new and existing sensor systems with capabilities including: reliable target detection, motion tracking, and object classification and recognition. Smart Suite™ algorithms by Genex are a portfolio of advanced video analysis and augmentation modules. The SOS is a powerful system that allows multiple cameras to be deployed easily in a distributed, scaleable network that provides autonomous surveillance.

OmniVision is a software platform for Genex’s wide range of security and surveillance camera products. Built as a modular system, OmniVision can operate as a standalone application or easily integrate into existing systems. The unique architecture of OmniVision puts next-generation capabilities within reach of traditional camera and digital video recorder systems. The system includes software application modules for many different end user needs.

Genex currently is engaged in programs to develop: disposable sensors for the U.S. Army Night Vision Lab; a miniature general purpose sensor processor for the U.S. Army Picatinny Arsenal; SmartMTI Motion Detection for the U.S. Army Armament Research, Development and Engineering Center; a weapon’s flash detection system for the U.S. Navy Office of Naval Research; and a smart object avoidance system for the U.S. Navy Naval Surface Warfare System.

Chemical and Explosive Detection

We are targeting key sensing technologies that are critical to both DOD and Homeland Security missions: Chemical/Biological (Chem/Bio) and Improvised Explosive Devices (IED) detection sensors. Our Chem/Bio and IED group concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance utilizing multi spectral electro optical sensing methods. Under a Phase 2 Small Business Innovation Research (“SBIR”) grant from the U.S. Army, Genex is developing a new and unique sensor that can remotely detect the presence of chemical and biological weapons. We intend to offer these standoff detection sensors in an integrated system solution approach which also includes point detection capability provided by the EOIR manufactured ACADA system. The ACADA system utilizes Ion Mobility Spectroscopy cell based point detection chemical sensor technology.

Advanced Technologies Research and Development

The Advanced Technologies Research and Development group of Genex is focused on developing our imaging technology portfolio via advanced research in 3D facial recognition, intelligent surveillance 3D imaging, and medical imaging. By integrating our marketing pursuits with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) fully integrated Surematch™ suite of 3D facial recognition software application programs, (ii) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (iii) detection of concealment of intent using thermal and 3D imaging to support anti-terrorist efforts; (iv) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (v) more effective and less risky radiation treatment for cancer by use of 3D imaging for patient positioning.

Currently we have eight funded SBIR ongoing programs. The R & D efforts include maintenance and capture of intellectual property in the form of patents and licensing agreements. Presently, we have a patent portfolio covering the areas of 3D imaging. Our strategy is to transform our captive intellectual property into proprietary products and services, which will create recurring revenue streams derived from our government customer base.

In some cases, our technologies and intellectual property have application in the commercial sector. With respect to the commercial sector, we are focused on finding markets which have: high fit of application with our technology; high revenue potential; economic value add for market to adopt our technology; and accessible customers and channels. Management plans to generate further commercial growth primarily through strategic partnerships with customers in markets passing the above screen to reduce technical risk while providing strong channels of distribution for market access. Efforts here are focused on our 3D FaceCam product and associated software. This product is utilized by our customers to create personalized products for customers based on a 3D image captured by our camera. The product is being marketed towards applications in digitized identification such as employee ID and motor vehicle licenses as well into the medical market place. Efforts are underway to reduce product costs to encourage broader market adoption, to improve channels of distribution for this product, and to establish commercial agreements for mass market deployment.

In addition, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate a sustainable competitive advantage based on Genex’s ability to generate accurate 3D measurement data.

Remote Sensor Systems and Technologies for Military and Intelligence Applications

EOIR provides advanced remote sensing technology products and services to the DOD and to various other United States intelligence agencies. EOIR’s remote sensor systems are a very important core function in our ongoing business strategy of creating a world-class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

EOIR's most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. The Omnibus Contract has an extensive and varied scope that requires us to provide a very broad range of products and technical services. For those products and technical services that EOIR does not possess in-house, we subcontract to our team members and other subcontractors as necessary. As a prime contractor, EOIR is responsible for the technical performance of all of its products and services delivered to the customer. Primary revenue streams are derived from the delivery of products and services which provide the customer with: advanced development product concepts; low volume produced prototypes; advanced signal processing algorithms and software; advanced systems integration; engineering and evaluation services; data collection and processing capabilities and other highly differentiated and proprietary products and services.

EOIR intellectual property lies in trade secrets and the experience and capabilities of its technical staff whom support these government contracts. We protect EOIR intellectual property and our competitive position through patent applications, non-disclosure agreements with our business partners, and non-compete agreements with our employees.

Products

EOIR develops and produces highly advanced remote sensing hardware and software system products for our government customer base. Our products extend the range of our remote sensor services, encompassing the full spectrum of sensor science, systems integration, and system support. Below is a list of our current products:

•
ACADA (Automatic Chemical Agent Detection and Alarm)- Man portable chemical agent point detector sensor system which utilizes Ion Mobility Spectroscopy technology to detect chemical agents such as Tabun, Sarin, and classic nerve agents. This unit has been mass produced and deployed throughout the US Navy.

•
SERTS™ (Safety Evaluation Range Training System) -Audio and video recording system that allows instructors to instruct, review, and qualify trainees. SERTS is a minimally intrusive, multi-platform compatible, audio/video monitoring system that brings range evaluators to the action inside a host of live fire exercise vehicles. It transmits live audio and video from the exercise vehicle directly to a range tower for exercise monitoring, recording, and post exercise review.

•
Embedded system that allows multiple sensors to be remotely controlled. USRD is designed to remotely control and retrieve data from multiple sensors and transfer data to a base station through wired and wireless communications.

•	Pelco Camera Translators- Embedded system that allows non-Pelco cameras to be integrated into Pelco networks, that is, it allows non-Pelco cameras to be controlled by a standard Pelco control network.

•
A thermal imaging display and analysis software based tool designed for viewing and analyzing thermal images. It offers a range of features including Fourier analysis, high and low pass filters, thermal image calibration, image statistics, and advanced digital display algorithms.

•
An interferogram processing and analysis software based tool that permits analysis of interferograms from spectrometers. Designed for the analysis of remotely captured chemical emission spectral information, the analysis tool enables the recognition of targeted chemical signatures.

•	A software based tool that can be used to keep accurate positioning information for multiple vehicles during field tests.

•	A software based tool that assists predictive modeling of thermal targets and is used to calculate detection probabilities of targets at arbitrary angles and ranges.

Services

EOIR has been providing highly differentiated services to government customers for nearly 20 years. Our scientific support spans a wide range of services, including the full spectrum of sensor sciences, systems integration, system support and software development, as more fully described below:

•
Sensor Science. Sensor science services at EOIR involve a multitude of spectral regions, ranging from visible to far infrared, developing, using and interpreting data from a number of different sensors including acoustic, radar, thermal, multi-spectral and hyper-spectral calibrated imagers.

•	Systems Integration. EOIR has the electrical and mechanical engineering design experience necessary to integrate laboratory prototypes into existing military sensor systems.

•
Technical Training. EOIR has the ability to develop classroom courses and computer-based and web-based trainers to satisfy unique customer requirements. EOIR is able to train on the use of sensor and detection equipment as well as teaching students how to interpret sensor signature data.

•	Software Development. EOIR develops customized sensor and data collection software platforms to satisfy a variety of unique customer requirements.

Border Security

We acquired the assets of Ergo Systems, Inc. in January 2003. This acquisition provided us with contracts with the Department of Homeland Security to maintain, integrate, and implement design enhancements to border security systems installed at U.S. ports of entry for the Dedicated Commuter Lane, which is part of a larger U.S. Customs and Immigration and Naturalization Service initiative to reduce wait times, improve data accuracy, and improve overall efficiencies at all border crossings for both freight and passengers.

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

In conjunction with the DCL maintenance contract awarded by the Department of Homeland Security, we were also awarded a contract by Computer Sciences Corporation to perform border maintenance services in multiple ports of entry in the southern United States. During fiscal year 2005, our subsidiary, Ergo, recognized approximately $247,850 of revenue from these contracts.

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

On February 14, 2005, we acquired a controlling interest in Technest, a public company with no operations. In connection with this transaction, and, at the same time, Technest acquired all of the capital stock of Genex Technologies, Inc., a private company with expertise in imaging and surveillance whose primary customer is the U.S. Department of Defense. Technest financed the acquisition of Genex through the private placement of securities to sophisticated investors. We structured the acquisition of Genex in this manner to comply with covenants in our financing agreements and to facilitate the financing of the acquisition.

On August 17, 2005, pursuant to a stock purchase agreement with Technest Holdings, Inc., our majority owned subsidiary, we sold all of the outstanding stock of EOIR to Technest. As consideration for our stock of EOIR, Technest issued 12 million shares of its common stock to us, and, as a result, our ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of Technest’s convertible securities and the exercise of all warrants to purchase Technest common stock). This reorganization did not result in a change of control for EOIR. We did not need stockholder consent in order to complete this reorganization. EOIR generated approximately 97% of our revenue for fiscal 2005.

RECENT EVENTS

Subsequent to September 30, 2005, convertible promissory notes with a face value of $900,000 were converted into 36,712,881 shares of our common stock.

Subsequent to September 30, 2005, 275 shares of Series D Convertible Preferred Stock were converted into 12,001,099 shares of our common stock.

On October 4, 2005, we entered into exchange agreements with Southridge Partners, LP and Southshore Captial Fund, Ltd., pursuant to which we issued 1,750 shares of Series D preferred stock in exchange for 402,301 shares of Technest Series B preferred stock.

On October 4, 2005, we issued a warrant to purchase 750,000 shares of our common stock to Greenfield Capital Partners LLC.  The warrants expire on February 10, 2010 and have an exercise price of $0.34 per share and are substantially in the form attached to our current report on Form 8-K filed on October 7, 2005 as Exhibit 10.5.  These warrants are exercisable immediately.

RESULTS OF OPERATIONS

REVENUE:

Revenue for the quarter ended September 30, 2005 increased by 20% to $18,996,341 compared to $15,769,851 for the same period in 2004, which was prior to our acquisition of Genex. Our EOIR subsidiary accounted for approximately 96% of these revenues in the three months ended September 30, 2005.

EOIR's most significant source of revenues is a contract with the United States Army Night Vision and Electronic Sensors Directorate. Approximately 89% of our revenues were received from this contract in the last quarter. We expect orders to continue at or above current levels under this contract, however, no assurance can be given that this will be the case.

COST OF REVENUES:

Cost of revenues for the quarter ended September 30, 2005 increased by 25% to $15,590,455, compared to $12,442,893 for the same period in 2004. Cost of revenues increased as a result of costs from our acquisition of Genex and a slight change in the mix of contract revenues.

Gross profits for the quarter ended September 30, 2005 increased by 2% to $3,405,886 compared to $3,326,958 for the same period in 2004.

Gross profit as a percentage of revenue for the quarter ended September 30, 2005 was approximately 18% compared to 21% for the same period in 2004. Most of our revenues for the quarter are from variable cost contracts which enjoy greater certainty of profit, compared to fixed price contracts but at lower margins. It is our intention to create a balanced portfolio of contracts and products as the Company matures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense for the quarter ended September 30, 2005 increased by 35% to $4,860,132 compared to $3,593,619 in the same period in 2004. Selling, general and administrative expense was primarily composed of payroll, consultants, and legal and accounting fees. Included in this amount was a $916,959 charge for compensatory element of stock issuances for the quarter ended September 30, 2005, compared with $(19,143) for the same period in the previous year. This non cash charge accounted for 73% of the increase in selling, general and administrative expenses for the quarter. Costs related to Genex which were not present in the prior comparative period accounted for another 20% of the increase in selling, general and administrative expenses for the quarter ended September 30, 2005.

RESEARCH AND DEVELOPMENT:

During the quarter ended September 30, 2005, we spent $171,935 on research and development activities compared to no expenditure for the quarter September 30, 2004 as we begin to develop products from our intellectual property portfolio.

OPERATING LOSS:

Loss from operations for the quarter ended September 30, 2005 increased by 181% to $2,100,383 compared to $748,653 for the comparative period in 2004. The increase in the loss of $1,351,730 was accounted for by an increase in the non cash amortization of the compensatory element of stock issuances and costs incurred by Genex, our new subsidiary.

INTEREST EXPENSE:

Interest expense for the quarter ended September 30, 2005 increased to $2,003,724 compared to $503,215 for the quarter ended September 30, 2004. The non-cash element of these interest charges amounted to $1,383,974. In addition, we accrued $530,000 of interest in the quarter ended September 30, 2005 related to liquidated damages incurred by Technest. Interest and financing expense was from notes payable issued for bridge financing, and other financing costs. These charges represent the accretion of debt discount to the fair market value of the notes and amortization of deferred financing costs over the term of the convertible notes. We issued two convertible notes on September 21, 2004 and November 9, 2004. As this short-term financing has a term of one year, these charges are accreted over a relatively short period of time resulting in substantial non-cash interest charges. In connection with our acquisition of EOIR, EOIR issued, and we guaranteed, $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next five years. The carrying value of these notes is $8,800,000 at September 30, 2005. Also included in interest expense is $626,503 related to common stock issued in payment of liquidated damages to the holders of our convertible notes.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY AND PREFERRED STOCK DIVIDENDS:

The minority interest in the net loss of Technest was $23,266 for the quarter ended September 30, 2005.

Deemed preferred stock dividends for the quarter ended September 30, 2005 were $159,552. These deemed dividends resulted from the beneficial conversion features of Series D preferred stock stock issued by Markland in exchange for Series B preferred stock of Technest.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss applicable to common stockholders for the quarters ended September 30, 2005 and September 30, 2004 was $4,201,662 ($0.02 per share) and $1,246,021 ($0.03 per share), respectively. Our weighted average number of shares outstanding for the quarters ended September 30, 2005 and September 30, 2004 were 215,804,637 and 38,352,594, respectively.

The reduction in net loss per share from the prior period is due primarily to the significant increase in number of shares outstanding. Shares outstanding increased primarily as a result of our financing activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2005, Markland had a negative working capital balance of $5,332,741. Net cash used in operating activities was $1,560,182 for the three months ended September 30, 2005. Non-cash expenses included in the net loss of $3,528,010 totaled $2,884,317, while changes in the components of working capital used cash of $916,489. Most of this change in working capital was related to a reduction in trade payables and an increase in trade receivables.

Cash Used in Investing Activities

Markland used net cash of $55,409 for the acquisition of equipment

Cash Used in Financing Activities

In the three months ended September 30, 2005, $610,592 was used for loan repayments and $65,551 for the repurchase of common stock.

Sources of Liquidity

During the three months ended September 30, 2005, we have satisfied our cash requirements primarily through operating cash flows and our cash reserves.

OFF-BALANCE SHEET ARRANGEMENTS

We have issued letters of credit to banks in the amount of $290,000 related to our corporate credit cards which are collateralized by a restricted cash balance in the same amount. We have no other significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Markland and its wholly-owned subsidiaries, Security Technology, Inc., Ergo Systems, Inc., Science and Technology Research Corporation, Inc, , and majority owned subsidiaries Technest Holdings, Inc., E-OIR Technologies, Inc., and Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

CONCENTRATIONS

Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires that we disclose any significant off-balance-sheet and credit risk concentrations. We are subject to concentrations of credit risk because the majority of our revenues and accounts receivable are derived from the U.S. government, including the Department of Defense, who is not required to provide collateral for amounts owed to us. We do not believe that we are subject to any unusual credit risks, other than the normal level of risk attendant to operating our business.

As of September 30, 2005, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2005 or 2004.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Markland participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. Markland has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. Markland as the prime contractor whom accepts risks for these customer funded tasks includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment. In addition, our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Risks Related to Markland’s Operating Losses

We have a history of operating losses, and there is no assurance that we will achieve profitability in the future. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of operating losses.  We cannot predict when, or if, we will ever achieve profitability.  Our current business operations began in 2002 and have resulted in losses in each fiscal year.  Our accumulated deficit as of September 30, 2005 was $52,337,008.  We will need to generate significantly greater revenues than we have in the past to achieve profitability.  There can be no assurance that we will be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If we continue to experience operating losses, you may lose all or part of your investment.

Given our recent acquisitions, it is difficult to evaluate our business and future operating results.

We derive substantially all of our revenues from the operations of our indirect subsidiary, EOIR. Markland acquired this company on June 29, 2004. Our limited operating history makes it difficult to evaluate our business and expected results.

If we cannot obtain additional capital required to fund our operations and finance the growth our business, operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We incurred net losses applicable to our common stockholders of $4,201,662 and $1,246,021 for the quarters ended September 30, 2005 and 2004, respectively. Additionally, net cash used in our operating activities for the quarter ended September 30, 2005 was $1,560,182. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

To meet our growth objectives we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel.  If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales.  We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline, adversely affecting our business and the price of our stock.

Future acquisitions of other companies, if any, may disrupt our business and additional expenses. As a result, our business could suffer.

We have completed the acquisitions of several companies.  We plan to review potential acquisition candidates, and our business and our strategy may include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

If we fail to realize some or all of the anticipated benefits from our acquisition of indirect subsidiary, EOIR, our business will suffer.

Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected order rates from customers of EOIR, unanticipated costs, deterioration in the U.S. economy and other factors. There can be no assurance that we will receive new orders under EOIR’s existing contract with the United States Army Night Vision and Electronic Sensors Directorate.

Our current and future expected revenues are derived from a small number of customers within the U.S. government such that the loss of any one ultimate customer could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

We currently derived substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406,000,000 depending upon the U.S. Army's needs of which our indirect subsidiary, EOIR, recognized in excess of approximately $56.2 million in revenues for the year ended June 30, 2005.  We expect this contract to account for a substantial majority of our revenues going forward.

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

Our future net sales and results of operations are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	timing of orders from our largest customers - the DOD, Homeland Security, various INTEL and the United States Night Vision and Electronic Sensors Directorate;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	competitive pricing pressures; and

•	general economic climate

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

Risks Related to the Dilutive Effect of Our Agreements with Investors and Other Arrangements

Our stock price could decline significantly if we issue substantial shares of our common stock (i) upon conversion of the outstanding Series D Preferred Stock, (ii) upon exercise of our warrants, (iii) upon conversion of our notes, or (iv) pursuant to our employment agreements, our consulting agreements, our equity compensation plans, and our private equity credit agreement.

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

We cannot predict the actual number of shares of common stock that will be issued pursuant to these arrangements, in part, because the conversion price of some of these securities will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.  Nonetheless, we can estimate the number of shares of common stock that will be required to issue using the certain assumptions including (1) the recent price of our common stock of $.0221 on November 15, 2005, (2) our recent average closing bid price of our common stock for the last five trading days ending November 15, 2005, and (3) the number of shares outstanding as of November 16, 2005.

•
As of November 16, 2005, the outstanding Series D Preferred Stock would convert into approximately 607,095,196 shares of our Common Stock, and our secured convertible promissory notes would convert into approximately 30,645,296 shares of our common stock.

•
In addition, as provided in Section 2(b) of the Terms and Conditions of the September 21, 2004 and November 9, 2004 notes, interest payments may be made with shares in lieu of cash.  As of November 16, 2005, we had issued 3,703,091 shares of our common stock as payment of interest accrued on the notes.  As a result, existing investors will experience significant dilution, and may experience further dilution if the price of our stock continues to decline.

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

Our stockholders will experience significant dilution upon the conversion of our 8% convertible notes issued on September 21, 2004 because these notes convert at a discount to the market price of our common stock at the time of conversion.

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

Risk Related to Our Equity Line

Existing shareholders may experience significant dilution from the sale of shares under our private equity credit agreement with Brittany Capital Management.

Any sale of shares pursuant to our private equity credit agreement will have a dilutive effect on the percentage ownership of our existing stockholders. Based on the last reported sale price of our common stock of $.0207 on November 16, 2005, we would have to issue 259,726,768 shares of common stock to draw down the entire $5 million available to us under the private equity credit agreement. These shares would represent approximately 74% of our currently outstanding common stock upon issuance. Upon effectiveness of the registration statement registering 11,727,713 shares under the private equity credit agreement and assuming all 11,727,713 shares registered thereunder are resold in the public market, there will be an additional 11,727,713 shares of common stock outstanding.

The offering price of our common stock for any put under the private equity credit agreement is based on a discounted market price calculated at the time of the put. As a result, there is an inverse relationship between our stock price and the number of shares we may issue under this agreement. That is, any decline in the price of our common stock would require us to put additional shares for a given draw. The inverse relationship is demonstrated by the table set forth below, which shows the number of shares to be issued under the private equity credit agreement for a hypothetical $50,000 draw-down at hypothetical market prices of $0.05; $0.04; $0.03; $0.02 and $0.01 per share.

Price sensitivity of dilution resulting from Private Equity Credit Agreement

Hypothetical Draw Amount	Hypothetical Market Price	Discounted Market Price	Shares to be issued
$50,000	$0.05	$0.0465	1,075,268
$50,000	$0.04	$0.0372	1,344,086
$50,000	$0.03	$0.0279	1,792,114
$50,000	$0.02	$0.0186	2,688,172
$50,000	$0.01	$0.0093	5,376,344

Subsequent sales of these shares in the open market by Brittany may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the equity line facility (should we choose to sell additional shares to Brittany) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and result in dilution to the holders of our shares.

We believe that Brittany and other stockholders intend to sell their shares of common stock in the market, which sales may cause our stock price to decline.

Brittany may sell in the public market up to 11,727,713 shares of common stock upon the effectiveness of the registration statement covering the resale of those shares. Such sales may cause our stock price to decline. Specifically,

•
Existing stockholders will experience substantial dilution if we draw down the maximum amount of shares of common stock currently being registered under a separate registration statement (approximately 3.3% of our currently outstanding shares on November 16, 2005). This means that up to 11,727,713 shares of common stock may be sold. The perceived risk associated with the possible sale of a large number of shares issued under the equity line could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.

•
Because Brittany is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our common stock market price does decline, this could further accelerate sales of our common stock.

•
To the extent Brittany sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Brittany to sell greater amounts of common stock, the sales of which would further depress the stock price.

•
Actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the private equity credit agreement could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

The sale of material amounts of common stock could encourage short sales by third parties and further depress the price of our common stock. As a result, you may lose all or part of your investment.

The significant downward pressure on our stock price caused by the sale of a significant number of shares under the private equity credit agreement could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

Other Risks Related to Our Capital Structure and our Common Stock

If we default on any of our outstanding notes, some or all of our assets could be liquidated, our operations will be disrupted and you may lose all or part of your investment.

All of our assets are subject to security agreements. Our obligations under notes issued to the former stockholders of EOIR, are secured by all the assets of EOIR and are guaranteed by Markland, and our obligations under the notes issued to the investors in our September 21, 2004 private placements are secured by all of the assets of Markland and its subsidiaries - EOIR, Ergo Systems, Inc. and STR. As a result, if we default under the terms of any of these notes, the holders of the notes could foreclose under the security interest and liquidate some or all of our assets.

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

These securities may be resold in the public market only if the resale is registered or pursuant to an exemption from registration. As of November 16, 2005:

•	approximately 21,895,614 shares of our common stock are restricted securities; and

•	we have four effective registration statements covering the resale of up to 362,453,983 shares of our common stock.

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

Our board of directors has the authority to issue, without any further vote or action by you and the other common stockholders, a total of up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders. As of November 16, 2005, we have outstanding 30,000 shares of our Series A non-voting redeemable convertible preferred stock, 10,918 shares of our Series D convertible preferred stock and may, from time to time in the future, issue additional preferred stock for financing or other purposes with rights, preferences or privileges senior to the common stock. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future. Preferred stock also could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer or prevent a change in control.  Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the holders of our common stock. As a result, the existence and issuance of preferred stock could have a material adverse effect on the market value of the common stock.

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

Issuance of shares of common stock upon conversion of our Series D Preferred Stock and our September 21, 2004 notes could have an adverse effect on our ability to make acquisitions with our common stock, thereby adversely affecting our business and future prospects.

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

We may have an insufficient number of authorized shares of common stock to allow for conversion of all of our secured convertible notes, which could cause us to restructure the notes or to pay cash at maturity — neither of which we may be able to accomplish.

We currently have 500 million shares of common stock authorized for issuance. As of November 16, 2005, approximately 350 million shares were outstanding.

If the holders of our secured convertible notes issued on September 21, 2004 and September 20, 2005 elect to convert the outstanding principal and interest of such notes for shares of our common stock, these conversions may result in an issuance of shares that exhausts the amount of shares currently authorized for issuance. At an annual or special stockholders meeting, we may include a proposal to increase our authorized common stock. However, absent receiving stockholder approval at a stockholder meeting, we may be required to otherwise restructure the then-outstanding notes prior to maturity or pay cash at maturity if, at the time of conversion, the amount of shares required for redemption of those notes exceeds our then-authorized shares. There can be no assurance that, in such an event, we will be successful in restructuring our obligations under the outstanding notes prior to maturity.

We have committed to issue more shares of our common stock than we are currently authorized to issue and we may be forced to redeem outstanding securities as a result. We may be required to seek an increase in the number of our authorized shares of common stock in order to avoid possible redemption of securities and to obtain any available future financing.

       Through the issuance of convertible debt, convertible preferred stock, options, warrants and other securities, we have made commitments to reserve and issue shares of our common stock that exceed the number of shares we are authorized to issue under our certificate of incorporation. Many of the instruments related to our derivative securities include mandatory redemption provisions, triggered by our failure to reserve a certain number of shares of our common stock, to honor valid conversion or exchange requests or to comply with resale registration obligations. We may receive valid conversion, exchange and share issuance requests that we are unable to fulfill. There is no upper limit on the number of shares that we may be required to issue to satisfy our commitments.

       In addition, the holders of our common stock are subject to the low-risk short selling strategies that may be adopted by third parties and that could contribute to the future decline of our stock price. A substantial number of our convertible and exchangeable securities are convertible or exchangeable at a price per share that is 20% to 25% less than the five-day average closing bid price of our common stock immediately prior to conversion or exchange. In addition, the terms of these derivative securities generally do not prohibit the holders of these securities from short selling our common stock. Short selling is the act of borrowing stock to sell with the expectation of the price dropping and the intent of buying the stock back at a cheaper price to replace the borrowed stock. As a result of these factors, holders of these derivative securities may decide to sell our common stock short in an effort to drive down the price of the common stock by creating an imbalance of sell-side interest. Such a strategy involves low risk to the holder of these derivative securities due to the discounted conversion or exchange prices they enjoy that provides a hedge against potential price increases. The use of such a strategy by one or more of the holders of these derivative securities could cause a significant reduction in the market price of our common stock.

       In order to fulfill all of our commitments, our stockholders would need to approve an amendment to our certificate of incorporation to significantly increase the number of our authorized shares of common stock. We can give no assurance that any increase will occur. If approved, any further increase could lead to further dilution for our existing stockholders.

       In addition, we may need to seek an increase in our authorized shares of common stock in order to obtain future financing, if such financing would be available to us on acceptable terms, or at all. Any additional financing involving our common stock or derivative securities convertible into our common stock could also lead to further dilution for our existing stockholders.

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

In addition, Mr. Tarini, through his wholly-owned company ipPartners, Inc., is one of the investors that participated in the transactions pursuant to which Genex Technologies was acquired. On February 14, 2005, ipPartners, Inc. received 143,678 shares of Technest Series B preferred stock, 143,678 shares of Technest Series C preferred stock convertible into 143,678 shares of Technest common stock and warrants to purchase 143,678 Technest common stock in exchange for $625,000.  On June 20, 2005, ipPartners, Inc. exchanged all of its Technest Series B preferred stock for 625 shares of Markland Series D preferred stock. On August 23, 2005, ipPartners converted its 625 shares of Markland Series D preferred stock into 6,510,417 shares of Markland common stock. The resale of these shares of common stock were registered pursuant to a registration statement on Form SB-2 that was effective on August 10, 2005.

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

If Markland's ownership of Technest falls below 51%, Technest will no longer meet the definition of "majority-owned subsidiary" as contemplated by the Investment Company Act of 1940 (the "Investment Company Act") and Markland could be subject to regulation under the Investment Company Act. In such event, Markland may be required to register as an investment company, unless an exemption is available. We may incur significant registration and compliance costs and we may become subject to liability under the Investment Company Act, the Securities Act and the Exchange Act and rules and regulations adopted thereunder. Compliance with these rules could adversely affect Markland and Technest because it would require additional management and financial resources.  On November 16, 2005, Markland was the beneficial owner of 13,954,023 shares of Technest common stock (after giving effect to Technest's reverse stock split), which represented approximately 91% of the shares of Technest common stock on a primary basis.

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

Due to the current price of our common stock ($0.0207 on November 16, 2005), many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to SEC rules (referred to as the "penny stock rules") imposing additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share price below $5.00). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Markland common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and will likely continue to have a material adverse effect on our market price and on our ability to raise additional capital through selling Markland common.

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

Our stock price has been volatile. From July 1, 2003 to November 16, 2005, the trading price of our common stock ranged from a low price of $0.019 per share to a high price of $9.00 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The limited size of our internal financial and controls staff did not permit a significant amount of time or expense on monitoring and oversight of our general administrative and financial functions. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters, the Company: (i) had a less than desirable number of people performing a majority of the financial duties, (ii) lacked the desired internal financial and controls staff resources for a comprehensive internal audit function, and (iii) and in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There is no change in our internal control over financial reporting during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

With the acquisition of Technest and Genex, we have integrated the accounting and controls for these two small companies into our group accounting function at EOIR in Virginia. The larger scale of this operation allows for more timely recording of transactions and greater separation of duties than would otherwise be possible.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Joseph R. Moulton

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against the Company, EOIR, and our Chief Executive Officer and Director, Robert Tarini. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by the Company, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by the Company. In his complaint Mr. Moulton asserts, among other things, that the Company breached its obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which the Company acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors. Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking certain other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that the Company's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. The Company is a guarantor of these notes. The Company believes that the allegations in this lawsuit are entirely without merit and expects to file an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. The Company is considering bringing various claims against Mr. Moulton either by counterclaim or in a separate action.

Deer Creek

Markland and Technest were notified on July 21, 2005 by counsel for Deer Creek LLC, or Deer Creek, an investor in the February 15, 2005 transaction involving Technest, Markland and Genex, that Deer Creek filed an order to show cause requesting a temporary restraining order in the Supreme Court for New York County, naming Technest and Markland as defendants. Deer Creek is seeking to enjoin Markland from issuing its common stock upon conversion of certain shares of Markland's Series D Preferred Stock issued pursuant to certain exchange agreements dated June 20, 2005. Technest and Markland retained the firm of Pryor, Cashman, Sherman & Flynn LLP, 410 Park Avenue, 10th Floor, New York, New York 10022 to represent their interests in this matter. On July 25, 2005 Technest and Markland removed the matter to the United States District Court for the Southern District of New York. This matter was settled on August 19, 2005. Markland entered into an exchange agreement and a registration rights agreement with Deer Creek on August 19, 2005. Such agreements were filed as exhibits to our current report on Form 8-K filed on August 25, 2005.

Greg and Mary Williams

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as a defendant, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

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

Other

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending September 30, 2005, the holders of our Series D convertible preferred stock converted an aggregate of 3,830 shares of Series D convertible preferred stock into 45,840,657 shares of common stock. The following table lists each holder of Series D convertible preferred stock who effectuated such a conversion during the quarter ended September 30, 2005, the number of shares of Series D convertible preferred stock that were converted and the number of shares of common stock that were issued upon those conversions.

Holder	Number of Shares of Series D Convertible Preferred Stock Converted during quarter ended September 30, 2005	Number of shares of Common Stock issued to Holder pursuant to conversions of Series D Convertible Preferred Stock during quarter ended September 30, 2005
James, LLC	1,080	12,503,111
DKR Soundshore Oasis Holding Fund, Ltd.	950	12,933,710
DKR Soundshore Strategic Holding Fund, Ltd.	50	623,130
ipPartners, Inc.	625	6,510,417
Verdi Consulting, Inc.	1,125	13,270,289

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

During the quarter ending September 30, 2005, the holders of our outstanding Secured 8% Convertible Notes converted an aggregate of $2,539,990 of the outstanding principal on those notes into 63,244,562 shares of common stock. During the same period, we issued 888,297 shares of our common stock to the holders of our Secured 8% Convertible Notes in satisfaction of interest and an aggregate of 5,589,299 shares of our common stock in satisfaction of liquidated damages incurred pursuant to registration rights agreements dated September 21, 2004 and November 9, 2004. The following table lists each holder of our outstanding Secured 8% Convertible Notes who effectuated a conversion during the quarter ended September 30, 2005, the amount of principal that was converted, the number of shares of common stock that were issued as a result of those conversions, the number of shares of common stock issued to the holder in satisfaction of interest and the number of shares issued to the holder in satisfaction of liquidated damages.

Holder	Amount of Principal Converted	Number of shares of Common Stock issued to Holder pursuant to conversions of Secured 8% Convertible Notes during quarter ended September 30, 2005	Number of Shares issued as interest payments on outstanding Secured 8% Convertible Notes during quarter ended September 30, 2005	Number of shares issued in satisfaction of liquidated damages
DKR Soundshore Oasis Holding Fund, Ltd.	$1,600,000	43,745,551	626,998	3,537,039
DKR Soundshore Strategic Holding Fund, Ltd.	$435,000	11,372,940	159,468	884,260
Harborview Fund LLP	$485,000	8,189,741	101,831	1,168,000

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Stock Purchase Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated August 17, 2005		8-K	August 18, 2005	10.1
10.2	Exchange Agreement dated August 19, 2005 by and between Markland Technologies, Inc. and Deer Creek Fund LLC		8-K	August 25, 2005	10.1
10.3	Registration Rights Agreement dated August 25, 2005 between Markland Technologies, Inc. and Deer Creek Fund LLC		8-K	August 25, 2005	10.2
10.4	Agreement between Markland Technologies, Inc. and DKR Soundshore Oasis Holding Fund, Ltd. dated September 20, 2005		8-K	September 20, 2005	10.1
10.5	Agreement between Markland Technologies, Inc. and DKR Soundshore Strategic Holding Fund, Ltd. dated September 20, 2005		8-K	September 20, 2005	10.2
10.6	Stock Pledge Agreement by and among Markland Technologies, Inc., DKR Soundshore Oasis Holding Fund, Ltd. and DKR Soundshore Strategic Holdings Fund, Ltd. dated September 20, 2005		8-K	September 20, 2005	10.3
10.7	Agreement relating to Certain Securities Issued by Markland Technologies, Inc. and Technest Holdings, Inc. dated October 4, 2005 by and among James LLC, Southridge Partners, LP, Southshore Capital Fund, Ltd., Greenfield Capital Partners LLC, Markland Technologies, Inc. and Technest Holdings, Inc.		8-K	October 7, 2005	10.1
10.8	Agreement to Terminate Leases dated October 4, 2005 by and among Markland Technologies, Inc., Technest Holdings, Inc. and Southridge Holdings LLC.		8-K	October 7, 2005	10.2
10.9	Form of Exchange Agreement dated October 4, 2005 between Markland Technologies, Inc. and Southridge Partners, LP.		8-K	October 7, 2005	10.3
10.10	Form of Exchange Agreement dated October 4, 2005 between Markland Technologies, Inc. and Southshore Capital Fund, Ltd.		8-K	October 7, 2005	10.4
10.11	Form of Warrant Issued to Greenfield Capital Partners LLC.		8-K	October 7, 2005	10.5
10.12	Private Equity Credit Agreement dated October 13, 2005 between Markland Technologies, Inc. and Brittany Capital Management, Ltd.		SB-2 (1)	October 14, 2005	10.92
10.13	Registration Rights Agreement dated October 13, 2005 between Markland Technologies, Inc. and Brittany Capital Management, Ltd.		SB-2 (1)	October 14, 2005	10.93
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

(1)  SEC File # 333-129017

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKLAND TECHNOLOGIES, INC.

Date: November 21, 2005	By:	/s/ Robert Tarini

Robert Tarini Chief Executive Officer